Form 10-Q
period 2009-09-30
American Smooth Wave Ventures, Inc.
filed 2009-11-03
CIK 1441649

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, the issuer had 2,200,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 9 month period ended September 30, 2009 have been prepared by the Management Group of American Smooth Wave Ventures, Inc.

AMERICAN SMOOTH WAVE VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2009

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
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

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
FOR THE PERIOD ENDED SEPTEMBER 30, 3009

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

TO SEPTEMBER 30, 2009

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

Stockholders’ Equity: Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. On July 11, 2008, the Company authorized the issuance of 200,000 shares of its $.001 par value common stock at $0.001 per share in consideration of $200 in services rendered. Also on July 11, 2008, the Company authorized the issuance of 2,000,000 shares of its $.001 par value common stock at .002425 per share in consideration of $4,850 in cash from Orion Investments. As of september 30, 2009 the shares were issued and outstanding.

AMERICAN SMOOTH WAVE VENTURES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 11, 2008

TO SEPTEMBER 30, 2009

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 and since inception. As of September 30, 2009 and since inception, the Company had 2,200,000 common shares outstanding. As of September 30, 2009 and since inception, the Company had no dilutive potential common shares.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on July 11, 2008 to Period Ended SEPTEMBER 30, 2009	$(5,050)	2,200,000	$(0.0025)

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

Net deferred tax assets consist of the following components from Inception on July 11, 2008 to SEPTEMBER 30, 2009:

2008
Deferred tax assets NOL Carryover	$5,050
Valuations Allowance	0
Net Deferred Tax Asset	$0

AMERICAN SMOOTH WAVE VENTURES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 11, 2008

TO SEPTEMBER 30, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended September 30, 2009 due to the following:

2009
Book Loss	$5,050
Common Stock Issued For Services	0
Valuation Allowance	0
$0

At September 30, 2009, the Company had an operating loss carry forward of $5,050 that can be used as an offset against future taxable income. No tax benefit has been reported in the September 30, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Fair Value of Financial Instruments

As at September 30, 2009, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

AMERICAN SMOOTH WAVE VENTURES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 11, 2008

TO SEPTEMBER 30, 2009

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

TO SEPTEMBER 30, 2009

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

Concentration of Risk

Cash – The Company at times may maintain a cash balance in excess of insured limits. At September 30, 2009, the Company has no cash in excess of insured limits.

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

TO SEPTEMBER 30, 2009

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately ($0.00) for the nine months ended September 30, 2009.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2009.

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

As of September 30, 2009, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2009:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended September 30, 2009, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: Nov. 2, 2009

American Smooth Wave Ventures, Inc.
Registrant

By: /s/ Irwin J. Kirz
Irwin J. Kirz Chairman of the Board Chief Executive Officer