Form 10-Q
period 2010-03-31
American Smooth Wave Ventures, Inc.
filed 2010-05-11
CIK 1441649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the period ending March31,2010

Commission file number: 26-3036101

American Smooth Wave Ventures, Inc.
(Exact Name of Registrant as Specified in its Charter)

Iowa	26-3036101
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

49590 Palo Verde Road
Morongo Valley, CA 92256
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (760) 363-3819

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

For the period ending March 31, 2010 the issuer had no revenues.

As of March 31, 2010, there was no trading market for the issuer's common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 31, 2010 was 4,282,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

American Smooth Wave Ventures, Inc.

Form 10-Q Quarterly Report

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

Employees

As ofMarch 31, 2010, we have no employees other than our sole officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our sole officer and director, Irwin J. Kirz.

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

  ITEM 1B.

  UNRESOLVED STAFF COMMENTS.

  None.

  ITEM 2.

  PROPERTIES

  The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 49590 Palo Verde Rd. Morongo Valley, CA 92264. (The space is approximately 150 square feet total) and is provided by our officer at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

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

  (b) Holders. As of March 31, 2010 there were 39 record holders of all of our issued and outstanding shares of Common Stock.

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

  (ii) RESULTS OF OPERATIONS

  The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $23,195 for the year ended Dec. 31, 2009, as compared to a net loss of $5,050 for 2008. From the date of inception July 11, 2008, to March 31, 2010 the Company lost a total of $28,245. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

  Liquidity and Capital Resources

  The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of March 31, 2010 the Company had cash of $630.

  During the period from July 11, 2008 (date of inception) throughMarch 31, 2010, the Company has incurred an accumulated net loss of $28,245. The losses are a result of organizational expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

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

  Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents.

  The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As ofMarch 31, 2010, the company was authorized to issue 75,000,000 shares of common stock.

  Commitments

  We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2010.

  Off-Balance Sheet Arrangements

  As ofMarch 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

  Subsequent Events

  There were no reportable subsequent events from March 31, 2010 through the date this report is filed.

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

  (b) Management's Report on Internal Control over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as ofMarch 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as ofMarch 31, 2010, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

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

  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the period endingMarch 31, 2010, the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

  Code of Ethics

  We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

  ITEM 11.

  EXECUTIVE COMPENSATION.

  Irwin J. Kirz is our sole officers and directors.  He does not receive any regular compensation for his services rendered on our behalf. He has not received any compensation from inception through March 31, 2010. No officer or director is required to make any specific amount or percentage of his business time available to us.

  Director Compensation

  We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

  Employment Agreements

  We are not a party to any employment agreements.

  ITEM 12.

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  The following table sets forth certain information as ofMarch 31, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class

Orion Investment, Inc.	2,000,000	55%

Irwin J. Kirz	200,000	5%
49590 Palo Verde Rd
Morongo Valley, CA 92256

  Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 31, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Date: May 10, 2010

By: /s/ Irwin J. Kirz
Irwin J. Kirz, President

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 10, 2010

By: /s/ Irwin J. Kirz
Irwin J. Kirz, President and Director
(Principal Executive Officer)

Date: May 10, 2010

By: /s/ Irwin J. Kirz
Irwin J. Kirz, Chief Financial Officer
(Principal Financial and Accounting Officer)

  947: 1183:

American Smooth Wave Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31------ March 31
	2009	2010
ASSETS

Current assets
Cash	$630	$630
Prepaid Expenses	-	-
Accounts Receivable
Total current assets	630	630

Total assets	$630	$630

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,000	$3,000
Total current liabilities	3,000	3,000

Stockholders' Deficit Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 4,282,500 shares issued and outstanding at March 31, 2010	4,283	4,283
Additional paid in capital	21,953	21,953
Deficit accumulated during the development stage	(28,245)	(28,245)
Total stockholders' deficit	(2,370)	(2,370)

Total liabilities and stockholders' deficit	$630	$630

See accompanying notes to financial statements

American Smooth Wave Ventures, Inc.
(A Development Stage Enterprise)
Statement of Operations

	Year Ended December 31, 2009	For the period ended March 31, 2010	For the period from July 11, 2008 (inception) to March 31, 2010

Revenue	$-	$-	$-

Expenses
General and administrative	23,195	-	28,245
Total expenses	23,195	-	28,245

Net loss	$(23,195)	$-	$(28,245)

Basic and diluted loss per common share	$(0.00990)	$-

See accompanying notes to financial statements

American Smooth Wave Ventures, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, July 11, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	2,000,000	2,000	2,850	-	4,850
Common stock issued for services	200,000	200	-	-	200
Net loss, period ended December 31, 2008	-	-	-	(5,050)	(5,050)
Balance, December 31,, 2008	2,200,000	2,200	2,850	(5,050)	-

Common stock issued for cash	2,082,500	2,083	18,743	-	20,825
Net loss, year ended December 31, 2009	-	-	-	(23,195)	(23,195)
Balance,December 31, 2009	4,282,500	$4,283	$21,593	$(28,245)	$(2,370)

Balance, March 31, 2010	4,282,500	$4,283	$21,593	$(28,245)	$(2,370)

See accompanying notes to financial statements

American Smooth Wave Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year Ended December 31, 2009	Period Ending March31,2010	For the period from July 11, 2008 (inception) to March 31, 2010

Cash flows from operating activities
Net loss	$(23,195)	$-	$(28,245)
Changes in operating assets and liabilities
Prepaid expenses	-	-	-
Accounts payable	3,000	-	3,000
Net cash used in operating activities	(20,195)	-	(25,245)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Common stock issued for services	-	-	-
Proceeds from sale of stock	20,825	-	25,875
Net cash provided by financing activities	20,825	-	25,875

Net change in cash	630	-	630

Cash at beginning of period	-	-	-

Cash at end of period	$630	$-	$630

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

  AMERICAN SMOOTH WAVE VENTURES, INC. (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS
  FOR THE INCEPTION PERIOD OF JULY 11, 2008
  TO March 31, 2010

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

  As of March 31, 2010 4,282,500 shares were issued and outstanding.

  AMERICAN SMOOTH WAVE VENTURES, INC. (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS
  FOR THE INCEPTION PERIOD OF JULY 11, 2008
  TO March 31, 2010

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

  Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception.  As ofMarch 31, 2010, the Company had 4,282,500 common shares outstanding.  As ofMarch 31, 2010 and since inception, the Company had no dilutive potential common shares.

  Basic Loss Per Share

  The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on July 11, 2008 to Period EndedMarch 31, 2010	$(28,245)	$2,344,034	$(0.00990)

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

  Net deferred tax assets consist of the following components from Inception on July 11, 2008 to March 31, 2010:

March 31, 2010
Deferred tax assets NOL Carryover	$9,603
Valuations Allowance	(9,603)
Net Deferred Tax Asset	$0

  AMERICAN SMOOTH WAVE VENTURES, INC. (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS
  FOR THE INCEPTION PERIOD OF JULY 11, 2008
  TOMarch 31, 2010

  NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Provision for Income Taxes (continued)

  The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended March 31, 2010 due to the following:

  At March 31, 2010, the Company had an operating loss carry forward of $28,245 that can be used as an offset against future taxable income. No tax benefit has been reported in theMarch 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

  Fair Value of Financial Instruments

  As at March 31, 2010, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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
  TO March 31, 2010

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
  TO March 31, 2010

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

  Concentration of Risk

  Cash – The Company at times may maintain a cash balance in excess of insured limits. At March 31, 2010, the Company has no cash in excess of insured limits.

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
  TOMarch 31, 2010

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
  TO March 31, 2010

  NOTE B – GOING CONCERN (continued)

  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

  NOTE C – RELATED PARTY TRANSACTIONS

  For the period ending March 31, 2010, the Company had paid consulting fees of $11,100 to IPO Capital Partners, Inc. which owns more than 5% of the common stock as ofMarch 31, 2010.  Within these fees, $4,000 was paid on behalf of Western Lucrative Enterprises, Inc. (WLE) for WLE’s quarterly report preparation of which Orion Investors, Inc is the major shareholder. Orion Investors, Inc owns more than 5% of the common stock as of March 31, 2010. WLE reimbursed the Company $4,000 by the end of December 31, 2009. There was no balance due to this shareholder at March 31, 2010.

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