Form 10-Q
period 2010-06-30
American Smooth Wave Ventures, Inc.
filed 2010-08-11
CIK 1441649

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-152849

AMERICAN SMOOTH WAVE VENTURES, INC.

(Exact Name of Registrant as Specified in its Charter)

IOWA	26-3036101
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

49590 Palo Verde Road
Morongo Valley, CA	92256
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (760) 363-3819

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

As of June 30, 2010, the issuer had 2,200,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 6 month period ended June 30, 2010 have been prepared by the Management Group of American Smooth Wave Ventures, Inc.

AMERICAN SMOOTH WAVE VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2010

	ASSETS

	Current Assets	$
	Cash and Cash Equivalents		630
	Prepaid Expenses		-
	Total Current Assets		-

	Total Assets		$630

	LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts	payable		3,000
	Stockholders' Equity (Note B)
	Common stock, 0.001 par value;
	75,000,000 shares authorized;
	2,200,000 shares issued and outstanding		$4,283
	Additional Paid in Capital		21,953
	Retained Earnings (Accumulated Deficit)		(28,245)
	Total Stockholders' Equity		(2,370)

	Total Liabilities and Stockholders' Equity		$630

(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010

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

AMERICAN SMOOTH WAVE VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2010
From Incept.
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (Loss)	$(28,245)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
(Increase) decrease in:
Accounts Receivable	-
Prepaid Expenses	-
Increase (decrease) in:
Accounts Payable	3,000
Net Cash Provided (Used) By Operating Activities	(25,245)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of Common Stock	25,875
Net Cash (Used) By Financing Activities	25,875

NET INCREASE (DECREASE) IN CASH	-

CASH AT BEGINNING OF PERIOD	630

CASH AT END OF PERIOD	$630

AMERICAN SMOOTH WAVE VENTURES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 11, 2008

TO JUNE 30, 2109

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

Stockholders’ Equity: Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. On July 11, 2008, the Company authorized the issuance of 200,000 shares of its $.001 par value common stock at $0.001 per share in consideration of $200 in services rendered. Also on July 11, 2008, the Company authorized the issuance of 2,000,000 shares of its $.001 par value common stock at .002425 per share in consideration of $4,850 in cash from Orion Investments. As of June 30, 2010 the shares were issued and outstanding.

AMERICAN SMOOTH WAVE VENTURES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 11, 2008

TO JUNE 30, 2010

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2010 and since inception. As of June 30, 2010 and since inception, the Company had 2,200,000 common shares outstanding. As of June 30, 2010 and since inception, the Company had no dilutive potential common shares.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on July 11, 2008 to Period Ended June 30, 2010	$(5,050)	2,200,000	$(0.0025)

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

Net deferred tax assets consist of the following components from Inception on July 11, 2008 to June 30, 2010:

2008
Deferred tax assets NOL Carryover	$5,050
Valuations Allowance	0
Net Deferred Tax Asset	$0

AMERICAN SMOOTH WAVE VENTURES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 11, 2008

TO JUNE 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended June 30, 2010 due to the following:

2009
Book Loss	$5,050
Common Stock Issued For Services	0
Valuation Allowance	0
$0

At June 30, 2010, the Company had an operating loss carry forward of $5,050 that can be used as an offset against future taxable income. No tax benefit has been reported in the June 30, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Fair Value of Financial Instruments

As at June 30, 2010, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

AMERICAN SMOOTH WAVE VENTURES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 11, 2008

TO JUNE 30, 2010

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

TO JUNE 30, 2010

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

Concentration of Risk

Cash – The Company at times may maintain a cash balance in excess of insured limits. At June 30, 2010, the Company has no cash in excess of insured limits.

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

TO JUNE 30, 2010

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately ($0.00) for the three months ended June 30, 2010.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2010.

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

As of June 30, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2010:

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: Aug. 7, 2010

American Smooth Wave Ventures, Inc.
Registrant

By: /s/ Irwin J. Kirz
Irwin J. Kirz Chairman of the Board Chief Executive Officer