Form 10-Q
period 2010-09-30
American Smooth Wave Ventures, Inc.
filed 2010-11-22
CIK 1441649

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X  . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2010

      . Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from _________to_________

Commission File Number: 333-152849

AMERICAN SMOOTH WAVE VENTURES, INC.

(Exact Name of Registrant as Specified in its Charter)

IOWA	26-3036101
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

73726 Alessandro Suite 103
Palm Desert, CA	92260
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (760) 776-8899

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section D or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       .  No   X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

                         Large accelerated filer       .                     Accelerated filer         .

                         Non-accelerated filer         .                      Smaller reporting company    X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule I2b-2 of the Exchange Act). Yes   X  .   No      .

As of November 19, 2010, the issuer had 8,532,500 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 9 month period ended September 30, 2010 have been prepared by the Management Group of American Smooth Wave Ventures, Inc.

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009 and the

Period of July 11, 2008 (Inception) to September 30, 2010

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009 and the

Period of July 11, 2008 (Inception) to September 30, 2010

Page(s)
Balance Sheets as of September 30, 2010 and December 31, 2009	5

Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period of July 11, 2008 (Inception) to September 30, 2010	6

Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period of July 11, 2008 (Inception) to September 30, 2010	7

Notes to the Unaudited Financial Statements	8

American Smooth Wave Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$-	$630
Total current assets	-	630

Total assets	$-	$630

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,428	$3,000
Accrued interest	28	-
Total current liabilities	2,456	3,000

Long term liabilities
Related party loan	10,000	-
Total long term liability	10,000	-

Total liabilities	12,456	3,000

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 8,532,500 shares issued and outstanding at September 30, 2010 and December 31, 2009	8,533	4,283
Additional paid in capital	56,994	21,592
Deficit accumulated during the development stage	(77,983)	(28,245)
Total stockholders' deficit	(12,456)	(2,370)

Total liabilities and stockholders' deficit	$-	$630

See accompanying notes to financial statements

American Smooth Wave Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations

					For the period from July 11, 2008 (inception) to September 30, 2010

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
General & administrative	6,902	-	6,960	-	12,010
Professional fees	42,750	-	42,750	-	65,945
Total expenses	49,652	-	49,710	-	77,955

Other income / (expense)
Interest expense	(28)	-	(28)	-	(28)
Total other income / (expense)	(28)	-	(28)	-	(28)

Net loss	$(49,680)	$-	$(49,738)	$-	$(77,983)

Basic and diluted loss per common share	$(0.01)	$-	$(0.01)	$-

Weighted average shares outstanding	4,328,696	2,200,000	4,298,068	2,200,000

See accompanying notes to financial statements

American Smooth Wave Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from July 11, 2008 (inception) to September 30, 2010

	Nine months ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net loss	$(49,738)	$-	$(77,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	39,652	-	39,652
Changes in operating assets and liabilities:
Accounts payable	(572)	-	2,428
Accrued interest	28	-	28
Net cash used in operating activities	(10,630)	-	(35,875)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	10,000	-	10,000
Proceeds from issuance of stock	-	-	25,875
Net cash provided by financing activities	10,000	-	35,875

Net increase in cash	(630)	-	-
Cash at beginning of period	630	-	-
Cash at end of period	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$39,652	$-	$52,852

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009 and the

Period of July 11, 2008 (Inception) to September 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SHAREHOLDERS’ EQUITY

Pursuant to its registration statement filed with the SEC, during the nine months ended September 30, the Company issued 4,250,000 shares of its common stock in consideration of services received from Whitehall Montague valued at $39,652 which represents a selling price of $.01 per share.

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009 and the

Period of July 11, 2008 (Inception) to September 30, 2010

NOTE 4 – RELATED PARTY LOAN

A convertible note of $10,000 was issued on August 20, 2010 by the Company to Millenium Group, Inc. (“Millenium”), a California corporation. The owner of Millenium, Jonathan Mork, is a son of Dempsey Mork, who is the owner of Orion Investment which holds more than 5% of the common shares from the Company. The note is payable in two years and a 5% interest will be charged at maturity unless earlier converted. Interest is to be accrued for each quarter to show the comprehensive amount owed. As of September 30, 2010, the accrued interest amounts to $28. The note is convertible at the holder’s option into 4% of the Company’s fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances).

The effective conversion price, which is shares at the conversion price divided by allocated debt fair amount, is $0.03 per share and thus the calculated intrinsic value is less than zero.  As a result, no beneficial conversion feature was recognized and the unamortized debt discount was zero.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

ITEM 2. SIGNIFICANT FINANCIAL TRANSACTION

During the quarter we engaged Millenium Group, Inc to assist the Company with new business development strategies and options. Millenium Group is a consulting services firm owned and managed by Jonathan Mork, 47. His father Dempsey Mork is one of our shareholders. American Smooth Wave Ventures, Inc. (The Company) issued to Millenium Group a $10,000 convertible note as a non-refundable retainer to pay for Millenium to complete due diligence on The Company, as required by Millenium to secure its assistance with future advice and assistance on new business directions including possible acquisitions. Millenium will also receive a $400,000 cash payment if it is involved in assisting or advising the Company on any acquisition that is completed. The note is due and payable to Millenium in two years, and bears a 5% interest rate which shall accrue annually and be payable at maturity. At Millenium’s election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 4.0% of The Company’s fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). The Company has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of The Company has approved and ratified the terms of this note.

ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Initially we intend to focus on sales of small niche specialty candy produced by small local shops from which we will do bulk wholesale purchase. We feel that this will distinguish us from several current online sellers who sell mostly commercially widely available candies. We will act as a retailer of these products and not as a producer initially. As the business grows we intend to begin producing some of our own product in house such as small rock or hard candies.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately ($49,710) for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on Dec. 31, 2009 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 5. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule I3a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of September 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of September 30,2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(0 and 15(d)-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes arc necessary that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and 2

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

As of September 30, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30,2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2010:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended September 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10K dated Dec. 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule I3a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or IS (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2010

American Smooth Wave Ventures, Inc.

                    Registrant

Bv: /s/ Neville Pearson,

Neville Pearson

Chairman of the Board

Chief Executive Officer