Form 10-K/A
period 2009-12-31
American Smooth Wave Ventures, Inc.
filed 2010-12-23
CIK 1441649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

     .     TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 333-152849

AMERICAN SMOOTH WAVE VENTURES, INC.

(Exact name of registrant as specified in its charter)

Iowa	26-3036101
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

73726 Alessandro Dr. Suite 103
Palm Desert, CA 92260	92260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 776-8899

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered:

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

For the year ended December 31, 2009, the issuer had no revenues.

As of December 15, 2010, there was no active trading market for the issuer’s common stock, $.001 par value. The issuer has been cleared to trade on the OTC:BB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of December 15, 2010 was 8,532,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A filed by American Smooth Wave Ventures, Inc., a Nevada corporation (“we,” “our,” “us,” or the “Company”), on April 6, 2010 is being filed to include (i) audited balance sheets of American Smooth Wave Ventures, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from the date of inception on July 11, 2008 to December 31, 2009, (ii) a consent letter issued by Sam Kan & Company, our independent registered public accounting firm, for the period covered by the financial statements, (iii) include an updated Exhibit List in Item 15, (iv) include updated Exhibit 31 and 32 certifications for our principal executive and financial officers.

Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to April 6, 20010, the filing date of the original report, and no other changes have been made to the report.

3

Financial Statements

Financial statements filed as part of this report:

•

Consolidated Balance Sheets of American Smooth Wave Ventures, Inc. as of December 31, 2009 and 2008

•

Statements of Operations for the period from the date of inception on July 11, 2008 to December 31, 2009

•

Statement of Changes in Stockholders' Equity (Deficiency) for the period from the date of inception on July 11, 2008 to December 31, 2009

•

Statement of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from the date of inception on July 11, 2008 to December 31, 2009

•

Notes to financial statements

Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
23	Consent Letter – Sam Kan & Company

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SMOOTH WAVE VENTURES, INC.

Date: December 21, 2010

By: /s/ Neville Pearson
Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 21, 2010

By: /s/ Neville Pearson
Neville Pearson, President and Director
(Principal Executive Officer)

Date: December 21, 2010

By: /s/ Neville Pearson
Neville Pearson, Chief Financial Officer
(Principal Financial and Accounting Officer)

5

AMERICAN SMOOTH WAVE VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS OF

JULY 11, 2008 (DATE OF INCEPTION)

TO DECEMBER 31, 2008 AND 2009

SAM KAN AND COMPANY

1151 HARBOR BAY PKWY, STE 101

ALAMEDA, CA 94502

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Smooth Wave Ventures, Inc.

(A Development State Company)

Palm Desert, California

We have audited the accompanying balance sheets of American Smooth Wave Ventures, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from the date of inception on July 11, 2008 to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Smooth Wave Ventures, Inc.(A Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the period from the date of inception on July 11, 2008 to December 31, 2009 then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of American Smooth Wave Ventures, Inc.'s internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

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

/s/ Sam Kan & Company
Sam Kan & Company

March 29, 2010

Almeda, California

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash	$630		$-
Prepaid Expenses	$-		$-
Accounts receivable
Total current assets	630		-

Total assets	$630		$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,000		$-
Total current liabilities	3,000		-

Stockholders' Deficit
Common stock, $.0001 par value; 75,000,000 shares authorized, 2,200,000 and 4,282,500 shares issued and outstanding at December 30, 2008 and 2009	4,283		2,200
Additional paid in capital	21,953		2,850
Deficit accumulated during the development stage	(28,245)		(5,050)
Total stockholders' deficit	(2,370)	-

Total liabilities and stockholders' deficit	$630		$-

See accompanying notes to financial statements

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Operations

	Year Ended December 31, 2009	For Year Ended December, 31 2008	For the period from July 11, 2008 (inception) to December 31, 2009

Revenue	$-	$-	$-

Expenses
General and administrative	23,195	5,050	28,245
Total expenses	23,195	5,050	28,245

Net loss	$(23,195)	$(5,050)	$(28,245)

Basic and diluted loss per common share	$(0.00990)	$(0.002300)

Weighted average shares outstanding	2,344,034	2,200,000

See accompanying notes to financial statements

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the period from July 11, 2008 (inception) to December 31, 2009

Cash flows from operating activities
Net loss	$(23,195)	$(5,050)	$(28,245)
Changes in operating assets and liabilities
Prepaid expenses	-	-	-
Accounts payable	3,000	-	3,000
Net cash used in operating activities	(20,195)	(5,050)	(25,245)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Common stock issued for services	-	-	-
Proceeds from sale of stock	20,825	5,050	25,875
Net cash provided by financing activities	-	21,300	7,750

Net change in cash	630	-	630

Cash at beginning of period	-	-	-

Cash at end of period	$630	$-	$630

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, July 11, 2008 (Inception)	-	-	-	-	-
Common stock issued for cash	2,000,000	$2,000	$2,850	$-	$4,850
Common stock issued for services	200,000	200	-	-	200
Net loss, period ended December 31, 2008	-	-	-	(5,050)	(5,050)
Balance, December 31,, 2008	2,200,000	2,200	2,850	(5,050)	-

Common stock issued for cash	2,082,500	2,083	18,743	-	20,825
Net loss, year ended December 31, 2009	-	-	-	(23,195)	(23,195)
Balance,December 31, 2009	4,282,500	$4,283	$21,593	$(28,245)	$(2,370)

See accompanying notes to financial statements

American Smooth Wave Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For The Years Ended December 31, 2009 and 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of American Smooth Wave Ventures, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

American Smooth Wave Ventures, Inc. (the Company) was incorporated in the State of Iowa on July 11, 2008 under the same name. The Company is a development satge company and has as a principal business objective of becoming an online candy and sweets catering service. Appropriate food and bakery items will be purchased online for shipping.

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

Stockholders’ Equity: Common stock

The authorized common stock of the company consists of 75,000,000 Shares with par value of $0.001. On July 11, 2008 the Company authorized the issuance of 200,000 shares of its $0.001 par value common stock at $0.001 per share in consideration of $200 in cash. Also on July 11, 2008, the Company authorized the issuance of 2,000,000 shares of its $0.001 par value common stock at .002425 per share in consideration of $4,850 in cash from Orion Investments.

For the year ended December 31, 2009, the Company issued 2,082,500 shares of common stock at $0.01 per share in consideration of $20,825 in cash.

As of December 31, 2009, 4,282,500 shares were issued and outstanding.

Net Loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of share and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

American Smooth Wave Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For The Years Ended December 31, 2009 and 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net deferred tax assets consist of the following components from Inception on July 11, 2008 to December 31, 2009:

2009
Deferred tax assets NOL Carryover	$9,603
Valuations Allowance	(9,603)
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended Dec. 31, 2009 due to the following:

On December 31, 2009, the Company had an operating loss carry forward of $28,245 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on American Smooth Wave Ventures,

Inc.’s financial condition and results of operations during the years in which such changes occurred.

Actual results could differ from those estimates. American Smooth Wave Ventures, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the years presented.

Fair Value of Financial Instruments

As at Dec. 31, 2009, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

American Smooth Wave Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For The Years Ended December 31, 2009 and 2008

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

On June 12, 2009 the F ASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, "Accounting for Transfers of Financial Assets," and SF AS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 166 revises SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognizing of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), "Consolidation of Variable Interest Entities," by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the

FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 20 10 for companies that are on calendar years. In May 2009, the FASB issued SF AS 165, "Subsequent Events." SF AS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SF AS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In May of2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SF AS) No. 163, "Accounting for Financial Guarantee Insurance -an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises". This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15,2008. This statement has no effect on the Company's financial reporting at this time.

In March of 2008 F ASB issued Statement of Financial Accounting Standards (SF AS) No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SF AS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15,2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

American Smooth Wave Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For The Years Ended December 31, 2009 and 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, "Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51." SF AS No. 160 applies to "for-profit" entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary. The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent. The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income. When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value. Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment. The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008. It cannot be adopted earlier but, once adopted, is to be applied retroactively. This pronouncement has no effect on this Company's financial reporting at this time.

Also in December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 14IR"). SFAS No. 141 R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. SFAS No. 14lR has no effect on the Company's financial reporting.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Long-lived Assets-Technology

The Company's technology is recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Concentration of Risk

Cash -The Company at times may maintain a cash balance in excess of insured limits. At Dec. 31, 2009, the Company has no cash in excess of insured limits.

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

American Smooth Wave Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For The Years Ended December 31, 2009 and 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment (continued)

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

NOTE B – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

American Smooth Wave Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For The Years Ended December 31, 2009 and 2008

NOTE C -RELATED PARTY TRANSACTIONS

For the year ended December 31,2009, the Company paid consulting fees of$ll,100 to IPO Capital Partners, Inc. which owns more than 5% of the common stock as of December 31,2009. Within these fees, $4,000 was paid on behalf of West em Lucrative Enterprises, Inc. (WLE) for WLE's quarterly report preparation of which Orion Investors, Inc is the major shareholder. Orion Investors, Inc owns more than 5% of the common stock as of December 31, 2009. WLE reimbursed the Company $4,000 by the end of December 31, 2009. There was no balance due to this shareholder at December 31, 2009 and December 31, 2008.

NOTE D -SUBSEQUENT EVENTS

In January, 2010, Dempsey Mork, a shareholder who owns more than 5% of the common stock as of December 31, 2009, loaned $10,000 to the Company for its DTC eligibility application. This non-interest bearing advance is due on demand.

In February, 2010, the Company issued a note payable of$3,000 to Dempsey Mork. The note will be matured by December 31, 2010. There is no payment term during the year. Principal and interest of 6% will be due when the loan is matured.