Form 10-K/A
period 2009-12-31
American Smooth Wave Ventures, Inc.
filed 2011-01-21
CIK 1441649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment Number Two)

o  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

o      TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ¨  No  x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ¨   No  x

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x  No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ¨ No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “ large accelerated filer,” “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨

Non-accelerated filer ¨	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  x No  ¨

For the year ended December 31, 2009, the issuer had no revenues.

As of December 15, 2010, there was no active trading market for the issuer’s common stock, $.001 par value.  The issuer has been cleared to trade on the OTC:BB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of December 15, 2010 was 8,532,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

>

Explanatory Note

This Amendment Number Two to the Annual Report on Form 10-K/A filed by American Smooth Wave Ventures, Inc., a Iowa corporation (“we,” “our,” “us,” or the “Company”), on April 6, 2010 is being filed to include (i) audited balance sheets of American Smooth Wave Ventures, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from the date of inception on July 11, 2008 to December 31, 2009, (ii) a consent letter issued by Sam Kan & Company, our independent registered public accounting firm, for the period covered by the financial statements, (iii) include an updated Exhibit List in Item 15, (iv) include updated Exhibit 31 and 32 certifications for our principal executive and financial officers.

Except as specifically referenced herein, this Amendment Number Two to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to April 6, 2010, the filing date of the original report, and no other changes have been made to the report.

This Amendment Number Two is identical to Amendment Number One with the single exception that the Sam Kan consent letter referred to in (ii) above does in fact consent to the use of the Financial Statements in the Form 10-K whereas the letter attached as an Exhibit to Form 10-K/A (Amendment Number One) consented to the use of the statements in Form S-1 in error.

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

Date: January 19, 2011

By: /s/ Neville Pearson
Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 19, 2011

By: /s/ Neville Pearson
Neville Pearson, President and Director
(Principal Executive Officer)

Date: January 19, 2011

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

In December, 2007, the FASB issued SFAS No. 160, "Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51." SF AS No. 160 applies to "for-profit" entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary. The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent. The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income. When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value. Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment. The Statement is effective for fiscal years and interim periods beginning on or after December 15,2008. It cannot be adopted earlier but, once adopted, is to be applied retroactively. This pronouncement has no effect on this Company's financial reporting at this time.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                                                                  American Smooth Wave Ventures, Inc.

                                                                                                                                    By: /s/ Neville Pearson

         Date: January 19, 2011                                                                                            Neville Pearson, Director

         Date: January 19, 2011                                                                                     By: /s/ Irwin J. Kirz

                                                                                                                                          Irwin J. Kirz, Director