Form 10-Q/A
period 2010-06-30
American Smooth Wave Ventures, Inc.
filed 2011-01-21
CIK 1441649

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

                                                    (Amendment Number One)

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

                                            Explanatory Note

This Amendment Number One to the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed by American Smooth Wave Ventures, Inc.(“Company”) a Nevada Corporation on August 11, 2010 is being filed primarily to include an assertion that “Management has carried out an evaluation of our disclosure controls and procedures as of the end of the period covered by this report”. See page 12.

The Company has also taken the opportunity to correct the Financial Statement format to comply more fully with applicable rules and regulations for the completion of Form 10-Q. It is pointed out that that there was no economic activity in the period under review and consequently the Financial Statements attached hereto do not differ from those attached to the original Form 10-Q filed on August 11, 2010 except to the extent that the footnotes and disclosures have been condensed to ensure uniformity with subsequent Form 10-Q filings.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 6 month period ended June 30, 2010 have been prepared by the Management Group of American Smooth Wave Ventures, Inc.

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Six Months Ended June 30, 2010 and 2009 and the

Period of July 11, 2008 (Inception) to June 30, 2010

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Six Months Ended June 30, 2010 and 2009 and the

Period of July 11, 2008 (Inception) to June 30, 2010

American Smooth Wave Ventures, Inc.
(A Development Stage Enterprise)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$630	$630
Total current assets	630	630

Total assets	$630	$630

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,000	$3,000
Accrued interest	-	-
Total current liabilities	3,000	3,000

Long term liabilities
Related party loan	-	-
Total long term liability	-	-

Total liabilities	3,000	3,000

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 4,282,500 shares issued and outstanding at June 30, 2010 and December 31, 2009	4,283	4,283
Additional paid in capital	21,953	21,592
Deficit accumulated during the development stage	(28,245)	(28,245)
Total stockholders' deficit	(2,370)	(2,370)

Total liabilities and stockholders' deficit	$630	$630

See accompanying notes to financial statements

American Smooth Wave Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations

					For the period from July 11, 2008 (inception) to June 30, 2010

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
General & administrative	-	-	-	-	28,245
Professional fees	-	-	-	-	-
Total expenses	-	-	-	-	28,245

Other income / (expense)
Interest expense	-	-	-	-	-
Total other income / (expense)	-	-	-	-	-

Net loss	$-	$-	$-	$-	$(28,245)

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average shares outstanding	4,282,500	2,200,000	4,282,500	2,200,000

See accompanying notes to financial statements

American Smooth Wave Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from July 11, 2008 (inception) to June 30, 2010

	Six months ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net loss	$-	$-	$(28,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	-	-	-
Changes in operating assets and liabilities:
Accounts payable	-	-	3,000
Accrued interest	-	-	-
Net cash used in operating activities	-	-	(25,245)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	-	-	-
Proceeds from issuance of stock	-	-	25,875
Net cash provided by financing activities	-	-	25,875

Net increase in cash	-	-	630
Cash at beginning of period	630	-	-
Cash at end of period	$630	$-	$630

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Six Months Ended June 30, 2010 and 2009 and the

Period of July 11, 2008 (Inception) to June 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. On July 11, 2008, the Company authorized the issuance of 200,000 shares of its $.001 common stock at $0.001 per share in consideration of $200 in services rendered. Also on July 11, 2008, the Company authorized the issuance of 2,000,000 shares of its $.001 par value common stock at .002425 per share in consideration of $4,850.00 in cash from Orion Investments. As of June 30, 2010 the shares were issued and outstanding.

AMERICAN SMOOTH WAVE VENTURES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Six Months Ended June 30, 2010 and 2009 and the

Period of July 11, 2008 (Inception) to June 30, 2010

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A (Amendment Number One) includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q/A (Amendment Number One) which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Consequently, all of the forward-looking statements made in this Form 10-Q/A (Amendment Number One) are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

CONTROLS AND PROCEDURES

ITEM 5. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule I3a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of June 30,2010.

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

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30,2010 and that material weaknesses in ICFR existed as more fully described below.

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q/A (Amendment Number One) for the quarter year ended June 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Date: January 19, 2011

American Smooth Wave Ventures, Inc.

                    Registrant

Bv: /s/ Neville Pearson,

Neville Pearson

Chairman of the Board

Chief Executive Officer