Form 10-K
period 2010-12-31
American Smooth Wave Ventures, Inc.
filed 2011-03-29
CIK 1441649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 001-34715

AMERICAN SMOOTH WAVE VENTURES, INC.
(Exact name of Registrant as Specified in Its Charter)

Iowa	26-3036101
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Jiangtou Industrial Zone, Chendai Town, Jinjiang City,
Fujian Province, People’s Republic of China	362211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
+86 0595-85196329

Securities Registered Pursuant To Section 12(b) Of The Act:

Securities Registered Pursuant To Section 12(g) Of The Act: Common Stock, Par Value $0.001 Per Share

Name of each exchange on which registered:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes  ☐  No

There was no trading market for our common stock, par value $0.001 per share, as of June 30, 2010.

There were 341,300,000 shares of common stock of the registrant outstanding as of March 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

American Smooth Wave Ventures, Inc.
Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This report contains forward-looking statements and information relating to American Smooth Wave Ventures that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting our business, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART 1

Item 1.  BUSINESS

Our Business

American Smooth Wave Ventures. Inc. (the “Company”) was incorporated pursuant to the laws of the State of Iowa on July 11, 2008. We are a development stage company and are an online candy, sweet, food and bakery service.  Appropriate food and Bakery items will be purchased online for shipping.

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

We will also develop special candy boxes for certain holidays for instance heart shaped items for Valentine, green products for St. Patrick’s Day, etc.   Repeat customers will receive a 5% discount and online gift certificates will be available.

We expect to sell our candies in units (for instance a box of 20) such that their price point is between $10 and $20 per unit.   We feel that this is a large enough quantity to justify the $5 to $10 which will be required for shipping in most instances.   Shipping will in most instances be via carrier such as UPS ground as this provides rapid delivery at a reasonable price.

We will also seek to ensure that information and photos posted on profiles are accurate.  We intend to develop procedures to make the information given to a prospective purchaser as accurate as possible to lead to the highest percentage of successful Smooth Wave purchases.   We intend to focus only on items which can be shipped without diminution in quality by focusing mainly on hard candies which tend to have a significant shelf life and would sustain little damage caused by jostling in shipping.

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

Proprietary Rights

Irwin J. Kirz, our sole officer and director, developed the concepts behind the business plan. Mr. Kirz assigned any intellectual property rights that he may have had in that line to us. While Mr. Kirz did not believe that website plan infringed on the intellectual property rights of third parties, Mr. Kirz did not take any steps such as copyright or trademark protection to protect his intellectual property rights, nor did he conduct any investigation to see if the website plan infringed on the intellectual property rights of third parties. We have not conducted any investigation to see if the website plan infringes on the intellectual property rights of others. We have also not taken any further steps to protect our intellectual property rights in the website design nor do we intend to do so until after we receive the proceeds from the offering and start our operations.

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

Employees

As of December 31, 2010, we had no employees other than our sole officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our sole officer and director, Irwin J. Kirz.

Item 1A.           RISK FACTORS

Risks Related to Our Business

Because our auditors have issued us a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued us a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

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

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to develop and continually update a functional, user-friendly website;
•	our ability to procure and maintain on commercially reasonable terms relationships with third parties to develop and maintain
•	our website, network infrastructure, and transaction processing systems;
•	our ability to identify and pursue mediums through which we will be able to market our products;
•	our ability to attract customers to our website;
•	our ability to generate revenues through sales on our website; and
•	our ability to manage growth by managing administrative overhead.

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

Factors which could reduce the widespread use of the Internet include:

•	actual or perceived lack of security of information or privacy protection;
•	possible disruptions, computer viruses or other damage to the Internet servers or to users' computers; and
•	excessive governmental regulation.
•	Customers may be unwilling to use the Internet to purchase candy, sweets, bakery and food items.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

We did not own any property as of December 31, 2010 and had no agreements to acquire any property. Our executive offices are located Grand Avenue, Morongo Valley, CA 92264. (The space is approximately 150 square feet total) and is provided by our officer at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS.

None.

Item 4. (Removed and Reserved)

Item 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information.

There is no established public trading market for our Common Stock; however our Common Stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “ASWV”. The following table sets forth the high and low bid information for our Common Stock for the period from June 11, 2010, the date on which our Common Stock was first quoted on the OTCBB, through December 31, 2010. The OTCBB quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

Common Stock
	High	Low

Second quarter 2010	$0.00	$0.00
Third quarter 2010	$0.05	$0.05
Fourth quarter 2010	$0.27	$0.05

(b) Holders. As of March 28, 2011 there were 49 record holders of all of our issued and outstanding shares of Common Stock.

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

American Smooth Wave Ventures, Inc. was incorporated on July 11, 2008.  As of December 31, 2010, we have generated no revenues and have incurred substantial expenses.  This resulted in a net loss of since inception, which is attributable to general and administrative expenses.

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

RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $49,800 for the year ended Dec. 31, 2010, as compared to a net loss of $23,195 for 2009. From the date of inception July 11, 2008, to Dec. 31, 2010 the Company incurred a total loss of $78,045. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2010, the Company had a cash of $0 compared to cash of $630 as of December 31, 2009.

For the 2010 fiscal year, the Company incurred a loss in the amount of $49,800 and $23,195 for 2009. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from July 11, 2008 (date of inception) through Dec. 31, 2010, the Company has incurred an accumulated net loss of $78,045 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2010.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Dec. 31, 2010, the company was authorized to issue 75,000,000 shares of common stock.  On January 5, 2011, we increased our authorized shares of common stock to 750,000,000 shares, $0.001 per share.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Subsequent Events

On January 21, 2011 (the “Closing Date”) we acquired Ailibao International Investment Limited, a British Virgin Islands company (“Ailibao International”) that, through its operating subsidiaries in the People’s Republic of China, is in the business of producing sportswear.

On the Closing Date, pursuant to a share exchange agreement by and among the Company, Ailibao International, the holders of all outstanding shares of Ailibao International (the “Ailibao International Shareholders”), we acquired all of the outstanding shares of Ailibao International (the “Ailibao International Shares”) from the Ailibao International Shareholders, and the Ailibao International Shareholders transferred all of the Ailibao International Shares to us. In exchange, we issued to the Ailibao International Shareholders, 317,409,000 shares of common stock and to the introducing party, 6,826,000 shares of common stock, totaling 95% of the shares of common stock of the Company issued and outstanding after the closing of the transaction.

Prior to the Closing Date, our sole officer was Neville Pearson, while Mr. Pearson and Irwin Kirz were our directors.  Mr. Kirz resigned as a director on the Closing Date.  Mr. Pearson resigned from his officer positions on the Closing Date and his resignation as director was effective February 5, 2011.  Prior to the effectiveness of the resignations of Mr. Pearson and Mr. Kirz, the Company’s Board of Directors appointed Ding Baofu as Chief Executive Officer and Chairman of the Board, Lo Wing Sang as Chief Financial Officer and Ding Baojian  as Chief Operating Officer.  The Board of Directors has also increased its size to three members and nominated and elected Baojian Ding and Ding Changming as new directors of the Company.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company‘s disclosure controls and procedures were not effective.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Using the Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), our management assessed the effectiveness of the Company’s internal control over financial reporting and determined it not to be effective as of as of December 31, 2010.  Our management determined that material weaknesses in our internal control over financial reporting existed as of such date, as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2010:

(1)     Lack of an independent audit committee. Although we had an audit committee as of December 31, 2010, it was not comprised solely of independent directors.

(2)     Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who were responsible for bookkeeping functions as of December 31, 2010 prevented us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the ultimate identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)     Insufficient number of independent directors. At the time of this report, our Board of Directors did not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

As a smaller reporting company, we are not required to provide an attestation report of our registered public accounting firm regarding internal control over financial reporting in reliance upon rules established by the SEC.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2010:

Name	Age	Positions	Period of Service
Irwin J. Kirz (1)	71	President, CEO, CFO, Secretary and Director	Since inception
Neville Pearson (2)	66	President, CEO, CFO, Secretary and Director	August 14, 2010

(1) Resigned from each officer position effective August 2010.  Resigned as a director on January 21, 2011.

(2) Appointed August 14, 2010.  Resigned from each officer position on January 21, 2011 and as a director effective February 5, 2011.

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

Mr. Pearson is a Fellow of the Association of Chartered Certified Accountants, and has gained over 35 years of senior level financial management experience at CFO / Controller level with both Public Multi-National and Private Companies on three continents. Mr. Pearson brings extensive experience in the Real Estate Development and Construction fields, as well as having worked in the Automotive, Mining and Food manufacturing sectors.

Our directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or their earlier removal.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended Dec. 31, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements, other than that Irwin Kirz and Neville Pearson each failed to file a Form 3 and Form 4 to report their respective beneficial ownership in the Company.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

None of our officers and directors received any compensation for their services to us during the years ended December 31, 2010 and 2009. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

In 2010, we did not pay any cash fees to our sole director, nor did we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group. We had 8,532,500 shares of common stock outstanding on December 31, 2010.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class

Orion Investment, Inc. 55051 Riviera Dr La Quinta, CA 92253	2,000,000	23.4%

Irwin J. Kirz 8650 Grand Avenue, Yucca Valley, CA 92264.	200,000	2.4%

Neville Pearson 73726 Alessandro Suite 103, Palm Desert, CA, 92260	0	0%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Neither of our two directors as of December 31, 2010, Irwin J. Kirz or Neville Pearson, are “independent” as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Baker Tilly Hong Kong Limited audited our consolidated financial statements for the year ended December 31, 2010 and Sam Kan & Company audited our consolidated financial statements for the year ended December 31, 2009.

Audit Fees

Baker Tilly Hong Kong Limited was paid aggregate fees of approximately $80,000 for the audit of our annual financial statements for the fiscal year ended December 31, 2010. This fee includes the 2010 annual audit of Ailibao International conducted in relation to our January 2011 acquisition of Ailibao International. No fees were paid to Sam Kan & Company for audit services in 2010.

No fees were paid to Baker Tilly Hong Kong Limited for audit services in 2009. The aggregate fees billed by Sam Kan & Company for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $3,000 for the fiscal year ended December 31, 2009.

Audit-Related Fees

There were no audit related fees paid to either Baker Tilly Hong Kong Limited or Sam Kan & Company in 2010 or 2009.

Tax Fees

There were no fees for tax related services from either Baker Tilly Hong Kong Limited or Sam Kan & Company in 2010 or 2009.

All Other Fees

There were no fees for other professional services from either Baker Tilly Hong Kong Limited or Sam Kan & Company in 2010 or 2009.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. The following financial statements and the reports of our independent registered public accounting firm, are filed herewith.

(a) The following documents are filed as part of this Report:

•	Reports of Independent Registered Public Accounting Firm
•	Balance Sheets at Dec. 31, 2010 and 2009
•	Statements of Operations for the years ended Dec. 31, 2010 and 2009
•	Statements of Changes in Shareholders’ Deficiency for the period from July 11, 2008 (Date of Inception) to Dec. 31, 2009
•	Statements of Cash Flows for the years ended Dec. 31, 2009 and 2008
•	Notes to Financial Statements

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

AMERICAN SMOOTH WAVE VENTURES, INC.

Date: March 29, 2011

	By:	/s/ Baofu Ding
Baofu Ding, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2011

	By:	/s/ Baofu Ding
Baofu Ding
(Principal Executive Officer)

Date: March 29, 2011

	By:	/s/ Wing Sang Lo
Wing Sang Lo, Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN SMOOTH WAVE VENTURES

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Smooth Wave Ventures, Inc.

We have audited the accompanying balance sheet of American Smooth Wave Ventures, Inc. (the “Company”) as of December 31, 2010, and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred net loss of $49,800 and used net cash in operating activities of $10,630 for the year ended December 31, 2010.  As of December 31, 2010, the Company recorded stockholder’s deficit of $12,518.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Hong Kong Limited

Baker Tilly Hong Kong Limited
Certified Public Accountants
Hong Kong SAR
March 29, 2011

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

/s/ Sam Kan & Company
Sam Kan & Company
March 29, 2010
Almeda, California

AMERICAN SMOOTH WAVE VENTURES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

		As of December 31,
	Note	2010	2009
Assets
Current assets:
Cash		$-	$630
Total current assets		-	630

Total assets		$-	$630

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable		$2,428	$3,000
Accrued expenses		90	-
Total current liabilities		2,518	3,000

Non-current liabilities:
Related party loan	3	10,000	-
Total liabilities		12,518	3,000

Stockholders' deficit:
Common stock; par value $0.001; 75,000,000 shares authorized; 8,532,500 and 4,282,500 shares issued and outstanding at December 31, 2010 and 2009		8,533	4,282
Additional paid-in capital		56,994	21,593
Deficit accumulated during the development stage		(78,045)	(28,245)
Total stockholders' deficit		(12,518)	(2,370)
Total liabilities and stockholders' deficit		$-	$630

See the accompanying notes to financial statements

AMERICAN SMOOTH WAVE VENTURES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS and comprehensive loss

	Years ended December 31,
	2010	2009

Revenue	$-	$-

Expenses:
General and administrative	(6,960)	(23,195)
Professional fees	(42,750)	-

Total operating expenses	(49,710)	(23,195)

Loss from operations	(49,710)	(23,195)

Interest expense	(90)	-

Loss before income taxes	(49,800)	(23,195)
Income taxes	-	-

Net loss and total comprehensive loss	(49,800)	(23,195)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	4,298,068	2,344,034

See the accompanying notes to financial statements

AMERICAN SMOOTH WAVE VENTURES, INC.
(A Development Stage Enterprise)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional		Total
	Number of shares	Amount	paid-in capital	Accumulated losses	stockholders’ deficit

Balance, January 1, 2009	2,200,000	$2,200	$2,850	$(5,050)	$-

Common stock issued for cash	2,082,500	2,082	$18,743	-	20,825
Total comprehensive loss	-	-	-	(23,195)	(23,195)
Balance, December 31, 2009	4,282,500	4,282	21,593	(28,245)	(2,370)

Common stock issued for cash	4,250,000	4,251	35,401	-	39,652
Total comprehensive loss	-	-	-	(49,800)	(49,800)
Balance, December 31, 2010	8,532,500	$8,533	$56,994	$(78,045)	$(12,518)

See the accompanying notes to financial statements

AMERICAN SMOOTH WAVE VENTURES, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	Years ended December 31,
Cash flows from operating activities:	2010	2009

Net loss	$(49,800)	$(23,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	39,652	-
Changes in operating assets and liabilities:
Accounts payable	(572)	3,000
Accrued expenses	90	-
Net cash used in operating activities	(10,630)	(20,195)

Cash flows from financing activities
Proceeds from related party loan	10,000	-
Proceeds from sale of stock	-	20,825
Net cash provided by financing activities	10,000	20,825

(Decrease)/increase in cash	(630)	630

Cash at beginning of year	630	-

Cash at end of year	$-	$630

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$39,652	$-

See the accompanying notes to financial statements

AMERICAN SMOOTH WAVE VENTURES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of American Smooth Wave Ventures, Inc. (A Development Stage Company) (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with Statements of Financial Accounting Standards (SFAS) 7, “ Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Iowa on July 11, 2008 under the same name. The Company is a development stage company and has as a principal business objective of becoming an online candy and sweets catering service. Appropriate food and bakery items will be purchased online for shipping.

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

Stockholders’ Equity: Common stock

The authorized common stock of the Company consists of 75,000,000 Shares with par value of $0.001. On July 11, 2008 the Company authorized the issuance of 200,000 shares of its $0.001 par value common stock at $0.001 per share in consideration of $200 in cash. Also on July 11, 2008, the Company authorized the issuance of 2,000,000 shares of its $0.001 par value common stock at $0.002425 per share in consideration of $4,850 in cash from Orion Investments.

For the year ended December 31, 2009, the Company issued 2,082,500 shares of common stock at $0.01 per share in consideration of $20,825.

For the year ended December 31, 2010, the Company issued 4,250,000 shares of common stock at $0.01 per share in consideration of $39,652.

As of December 31, 2010, 8,532,500 shares were issued and outstanding.

AMERICAN SMOOTH WAVE VENTURES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of share and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2010 and 2009.  As of December 31, 2010, the Company had 8,532,500 common shares outstanding.  As of December 31, 2010 and 2009, the Company had no dilutive potential common shares.

AMERICAN SMOOTH WAVE VENTURES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the years in which such changes occurred.

Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the years presented.

Fair Value of Financial Instruments

As at December 31, 2010 and 2009, the carrying values of cash and accounts and loan payables, including amount due to a related party approximate their fair values due to the short maturities of these instruments.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements: In September 2009, the Financial Accounting Standards Board (“FASB”) reached a consensus on Accounting Standards Update (“ASU”), or ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements , or  ASU 2009-13 and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements , or  ASU 2009-14.  ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence (“VSOE”) or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  The residual method of allocating arrangement consideration has been eliminated.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  We are currently evaluating the impact that the adoption of these ASUs will have on our financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU provides amendments to Subtopic 820-10 that clarify existing disclosures on levels of disaggregation, inputs and valuation techniques to improve transparency in financial reporting.  ASU 2010-06 also requires separate disclosure of significant on transfers in and out of Level 1 and Level 2, and activities in Level 3 fair value measurements.  This amendment is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuance and settlements in the roll-forward of activity in Level 3 fair value measurements.  ASU 2010-06 is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We are currently evaluating the impact that the adoption of this ASU will have on our financial statements.

AMERICAN SMOOTH WAVE VENTURES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In February 2010, the FASB issued ASU 2010-9, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company expects the adoption of ASU 2010-09 will not have a material impact on the Company’s results of operations or financial position.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company expects the adoption of ASU 2010-21 will not have a material impact on the Company’s results of operations or financial position.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics. The Company expects the adoption of ASU 2010-22 will not have a material impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350).  ASU 2010-28 address when to perform step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying amounts.  The amendments are effective for fiscal years, and interim periods within years, beginning after December 15, 2010.  Early adoption is not permitted.  Management is currently evaluating the potential impact of SU 2010-28 on its financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Concentration of Risk

Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2010 and 2009, the Company has no cash in excess of insured limits.

2.           GOING CONCERN

The Company incurred net losses of $49,800 and $23,195 for the years ended December 31, 2010 and 2009 respectively.  Additionally, the Company used net cash in operating activities of $10,630 and $20,195 for the years ended December 31, 2010 and 2009 respectively. As of December 31, 2010 and 2009, the Company has a stockholders’ deficit of $12,518 and $2,370, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding these concerns are addressed in note 4 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AMERICAN SMOOTH WAVE VENTURES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

3.           RELATED PARTY TRANSACTIONS

A convertible note of $10,000 was issued in August 2010 by the Company to Millenium Group, Inc. ("Millenium"), a California corporation. The owner of Millenium, Jonathan Mork, is a son of Dempsey Mork, who is the owner of Orion Investments which holds more than 5% of the common shares of the Company. The note is payable in two years and a 5% interest will be charged at maturity unless earlier converted. As of December 31, 2010, the accrued interest amounted to $90. The note is convertible at the holder's option into 4% of the Company's fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances).

The effective conversion price, which is shares at the conversion price divided by allocated debt fair amount, is $0.03 per share and thus the calculated intrinsic value is less than zero. As a result, no beneficial conversion feature was recognized and the unamortized debt discount was zero.

4.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the issuance date of this financial statements in accordance with Accounting Standard Codification 855-10.

On January 21, 2011 we acquired Ailibao International Investment Limited ("Ailibao International"), a British Virgin Islands company that, through its operating subsidiaries in the People's Republic of China, is in the business of producing sportswear.

On January 21, 2011, the ("Closing Date"), pursuant to a share exchange agreement (the "Exchange Agreement") by and among the Company, Ailibao International, the holders of all outstanding shares of Ailibao International (the "Ailibao International Shareholders"), we acquired all of the outstanding shares of Ailibao International (the "Ailibao International Shares") from the Ailibao International Shareholders, and the Ailibao International Shareholders transferred all of the Ailibao International Shares to us. In exchange, we issued to the Ailibao International Shareholders, 317,409,000 shares of common stock and to the introducing party, 6,826,000 shares of common stock, totaling 95% of the shares of common stock of the Company issued and outstanding after the Closing Date. As of January 21, 2011, there were 341,300,000 shares of our Common Stock outstanding.

Prior to the Closing Date, our sole officer was Neville Pearson, while Mr. Pearson and Irwin Kirz were our Directors. Mr. Kirz resigned as a director on the Closing Date. Mr. Pearson resigned from his officer positions on the Closing Date and his resignation as director was effective February 5, 2011. Prior to the effectiveness of the resignations of Mr. Pearson and Mr. Kirz, the Company's Board of Directors appointed Ding Baofu as Chief Executive Officer and Chairman of the Board, Lo Wing Sang as Chief Financial Officer and Ding Baojian as Chief Operating Officer. The Board of Directors has also increased its size to three members and nominated and elected Baojian Ding and Ding Changming as new directors of the Company.