Form 10-Q
period 2011-03-31
American Smooth Wave Ventures, Inc.
filed 2011-05-23
CIK 1441649

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 001-34715

AMERICAN SMOOTH WAVE VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Iowa	26-3036101

(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Jiangtou Industrial Zone, Chendai Town
Jinjiang City, Fujian Province, 362211, People’s Republic of China
(Address of principal executive offices)

+1 86-0595-8519-6329
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 20, 2011, there were 341,300,000 shares of common stock of the issuer outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN SMOOTH WAVE VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		As of
		March 31,	December 31,
	Note	2011	2010
Assets
Current assets:
Cash and cash equivalents		$24,654,165	$13,086,927
Restricted cash	4	238,230	28,065
Accounts receivable, net		21,251,794	23,827,368
Inventories	6	1,872,641	2,244,519
Other current assets	7	37,064	649,454
Total current assets		48,053,894	39,836,333

Non-current assets:
Property, plant and equipment, net	8	3,779,060	3,766,941
Land use rights, net	9	1,341,547	1,340,740
Deferred tax assets		563,470	352,640
Total non-current assets		5,684,077	5,460,321
Total assets		$53,737,971	$45,296,654

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	10	$8,972,784	$10,282,894
Accrued expenses and other payables	11	3,388,926	2,458,220
Short term bank loans	12	3,764,336	1,759,765
Income tax payable		4,319,690	3,241,644
Total current liabilities		20,445,736	17,742,523

Non-current liabilities:
Related party loan	14	-	10,000
Total liabilities		20,445,736	17,752,523

Commitments and contingencies	13

Stockholders’ equity:
Common stock; par value $0.001; 750,000,000 shares authorized; 341,300,000 and 325,941,500 shares issued and outstanding at March 31, 2011 and December 31, 2010	14	341,300	325,942
Additional paid-in capital		971,492	970,024
Accumulated other comprehensive income		2,082,189	1,869,085
Statutory surplus reserve	18	654,242	654,242
Retained earnings		29,243,012	23,724,838
Total stockholders’ equity		33,292,235	27,544,131
Total liabilities and stockholders’ equity		$53,737,971	$45,296,654

See the accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN SMOOTH WAVE VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

		Three months ended March 31,
	Note	2011	2010

Revenue		$31,421,758	$24,770,336
Cost of revenue		(21,958,108)	(17,065,673)

Gross profit		9,463,650	7,704,663

Operating expenses:
Selling and distribution expenses		(481,513)	(395,254)
General and administrative expenses		(1,194,484)	(745,822)
Total operating expenses		(1,675,997)	(1,141,076)

Income from operations		7,787,653	6,563,587

Interest and other income		4,210	3,630
Finance costs		(42,377)	(29,653)

Income before income taxes		7,749,486	6,537,564
Income taxes	17	(2,231,312)	(1,593,352)

Net income		5,518,174	4,944,212

Other comprehensive income:
Foreign currency translation gain		213,104	990

Total comprehensive income		$5,731,278	$4,945,202

Weighted average number of shares outstanding, basic and diluted	14	335,725,433	317,409,000

Income per share, basic and diluted	14	$0.016	$0.016

See the accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN SMOOTH WAVE VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,518,174	$4,944,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,284	80,239
Loss on disposal of property, plant and equipment	37,861	-
Deferred income taxes	(207,537)	(59,896)
Equity-settled share-based payment expenses	6,826	-
Receipts and payments through a related party	-	(5,835,440)
Changes in operating assets and liabilities:
Accounts receivable, net	2,575,574	1,276,942
Inventories	371,878	1,163,163
Due from related parties	-	(346,830)
Other current assets	612,390	1,552,526
Accounts payables	(1,310,110)	1,356,292
Accrued expenses and other payables	930,706	(229,901)
Income tax payable	1,078,046	561,992
Net cash provided by operating activities	9,710,092	4,463,299

Cash flows from investing activities:
Restricted bank deposits made	(238,230)	(441,706)
Release of restricted bank deposits	28,065	420,457
Proceeds from disposal of property, plant and equipment	2,407	-
Purchases of property, plant and equipment	(115,653)	-
Deposit paid	-	(202,139)
Net cash used in investing activities	(323,411)	(223,388)

Cash flows from financing activities:
Proceeds from short term bank loans	3,747,169	1,538,011
Repayment of short term bank loans	(1,763,374)	(1,684,488)
Net cash provided by (used in) financing activities	1,983,795	(146,477)

Effect of foreign exchange rate changes on cash and cash equivalents	196,762	1,076

Increase in cash and cash equivalents	11,567,238	4,094,510

Cash and cash equivalents at beginning of period	13,086,927	627,964

Cash and cash equivalents at end of period	$24,654,165	$4,722,474

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,377	$29,653
Cash paid for income taxes	$1,502,169	$1,091,391

See the accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and summary of significant accounting policies

Organization and nature of operations:

American Smooth Wave Ventures, Inc. (the “Company”) and its subsidiaries and a variable interest entity (“VIE”) of which it is the primary beneficiary (collectively referred to in these unaudited condensed consolidated financial statements as the “Group”, “we”, “our” and “us”) specializes in the manufacture and sale of sportswear. All our business operations are located in the People’s Republic of China (“PRC”).

Basis of presentation:

Interim condensed consolidated financial statements

As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America or US GAAP have been condensed or omitted, although we believe that the disclosures made are adequate to make the information reliable.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company's report on Form 8-K/A filed on March 31, 2011.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Group’s financial position as of March 31, 2011 and December 31, 2010, the results of operations and cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.

Share exchange and consolidation of variable interest entity

Pursuant to a stock exchange agreement (“Stock Exchange Agreement”), the Company acquired Ailibao International Investment Limited, (“Ailibao International”) on January 21, 2011 (the “Closing Date”), of which the Company issued 317,409,000 shares of its common stock to stockholders of Ailibao International (“Ailibao International Shareholders”) and 6,826,000 shares of its common stock to an introducing party, in exchange for all outstanding shares of Ailibao International (the “Acquisition”).  Ailibao International is a British Virgin Islands (“BVI”) company that was incorporated on June 8, 2010. Ailibao International acts as an investment holding company and its sole asset is the shares of Ailibao (Fujian) Marketing Management Company Limited (“Ailibao Marketing”), a wholly foreign-owned enterprise in the PRC. Ailibao Marketing has a series of control agreements with Fujian Jinjiang Chendai Ailibao Shoes & Clothes Co., Ltd., a PRC company (“Ailibao Shoes”) that was incorporated on June 16, 1998. Ailibao Shoes is principally engaged in the design, manufacture and sale of Ailibao-branded shoes and sportswear. As Ailibao Marketing has contractual control of Ailibao Shoes as well as all rights to the economic benefit (including any profits and dividends) of Ailibao Shoes, Ailibao Shoes is considered a VIE. Ailibao Marketing has determined that it is the primary beneficiary of Ailibao Shoes under applicable accounting principles; Ailibao Shoes is therefore consolidated into Ailibao Marketing and, by extension, the Company as a member of the Group.

On November 18, 2010, Ailibao Marketing entered into a series of contractual arrangements with Ailibao Shoes and their respective shareholders, which indirectly enable Ailibao Marketing to:

•	exercise effective control over the business management and shareholder voting rights of Ailibao Shoes;
•	receive substantially all of the economic benefits of Ailibao Shoes through service fees in consideration for the business consulting services provided by Ailibao Marketing; and
•	have an exclusive option to purchase all of the equity interests in Ailibao Shoes and when and to the extent permitted under PRC laws.

We do not have an equity interest in Ailibao Shoes.  However, as a result of these contractual arrangements, we are considered as the primary economic beneficiary of Ailibao Shoes and we treat it as our consolidated affiliated entity under US GAAP.

The following is a summary of the currently effective contracts among our subsidiary Ailibao Marketing, our consolidated affiliated entities Ailibao Shoes and the respective shareholders of Ailibao Shoes.

Business operations agreement: Pursuant to the business operations agreement dated November 18, 2010 among Ailibao Marketing, Ailibao Shoes and the shareholders of Ailibao Shoes (the “Business Operations Agreement”), Ailibao Shoes must appoint the persons designated by Ailibao Marketing to be its executive director or directors, general manager, chief financial officer and any other senior officers. Ailibao Shoes agrees to accept the proposals provided by Ailibao Marketing from time to time relating to employment decisions, daily business operations and financial management. Without Ailibao Marketing’s prior written consent, Ailibao Shoes shall not conduct any transaction which may materially affect its assets, obligations, rights or operations, including but not limited to, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights exceeding RMB5 million, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party, or transfer of any rights or obligations under this agreements to a third party. The term of this agreement shall survive until Ailibao Marketing is dissolved according to the laws of the PRC.  Ailibao Marketing may terminate the agreement at any time by providing 30 days’ advance written notice to Ailibao Shoes and to each of its shareholders. Neither Ailibao Shoes nor any of its shareholders may terminate this agreement.

Power of attorney: Pursuant to a power of attorney dated November 18, 2010 (the “Power of Attorney”), each of the shareholders of Ailibao Shoes, irrevocably appointed the person designated by Ailibao Marketing, as their attorney-in-fact to vote on their behalf on all matters of Ailibao Shoes requiring shareholders approval under PRC laws and regulations. The Power of Attorney is valid so long as the principals are shareholders of Ailibao Shoes.

Exclusive business and consulting services agreement: Pursuant to the exclusive business and consulting services agreement dated November 18, 2010 between Ailibao Marketing and Ailibao Shoes (the “Exclusive Business and Consulting Services Agreement”), Ailibao Marketing has exclusive right to provide consulting services relating to, among other things, marketing and brand building activities, business development strategy and financing strategy, and certain other business areas to Ailibao Shoes. Pursuant to the Exclusive Business and Consulting Services Agreement, Ailibao Shoes agreed to pay a service fee to Ailibao Marketing equal to 100% of the net profits of Ailibao Shoes, and Ailibao Marketing agreed not to engage any third party for any of the consulting services provided under this agreement. In addition, Ailibao Marketing exclusively owns all intellectual property rights resulting from the performance of this agreement. The initial term of this agreement is ten years and is extendable indefinitely by Ailibao Marketing. Ailibao Marketing can terminate the agreement at any time by providing 30 days’ prior written notice, while Ailibao Shoes is not permitted to unilaterally terminate the agreement unless Ailibao Marketing commits gross negligence or a fraudulent act against Ailibao Shoes.

Intellectual properties license agreement: Pursuant to the intellectual properties license agreement dated November 18, 2010 between Ailibao Marketing and Ailibao Shoes (the “Intellectual Properties License Agreement”), Ailibao Shoes grants Ailibao Marketing a royalty-free right to use its intellectual property. The term of the Intellectual Properties License Agreement is ten years with automatic renewal for another ten years, unless Ailibao Marketing gives three months’ prior written notice of non-renewal. Ailibao Marketing may terminate the agreement at any time by providing 30 days’ prior written notice.

Share pledge agreement: Pursuant to the share pledge agreement dated November 18, 2010 among Ailibao Marketing and the shareholders of Ailibao Shoes (the “Share Pledge Agreement”), the shareholders of Ailibao Shoes pledged all of their equity interest in Ailibao Shoes to Ailibao Marketing, to guarantee Ailibao Shoes and its shareholders’ performance of their obligations under, where applicable, the Exclusive Business and Consulting Services Agreement, the Business Operations Agreement, the Option Agreement (defined below) and the Intellectual Properties License Agreement. If Ailibao Shoes and/or any of its shareholders breach their contractual obligations under these agreements, Ailibao Marketing, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Without Ailibao Marketing’s prior written consent, the shareholders of Ailibao Shoes may not transfer or assign the pledged equity interests, or create or allow any encumbrance that would prejudice Ailibao Marketing’s interests. During the term of the Share Pledge Agreement, Ailibao Marketing is entitled to receive all of the dividends and profits paid on the pledged equity interests. The equity interest pledge expires on the earlier of (i) the date on which Ailibao Shoes and its shareholders have fully performed their obligations under the Exclusive Business and Consulting Services Agreement, the Business Operations Agreement, the Option Agreement and Intellectual Properties License Agreement; or (ii) Ailibao Marketing enforces the pledge pursuant to the terms and conditions under this agreement, to fully satisfy its rights under such agreements.

Option agreement: Pursuant to the option agreement dated November 18, 2010 among Ailibao Marketing and the shareholders of Ailibao Shoes, the shareholders of Ailibao Shoes granted Ailibao Marketing or its designees an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interest in Ailibao Shoes (the “Option Agreement”).  Ailibao Marketing or its designees have sole discretion to decide when to exercise the option, either in part or in full, and they are entitled to exercise the option an unlimited number of times until all of the equity interests have been acquired, and can freely transfer the option, in whole or in part to any third party. Without Ailibao Marketing’s consent, the shareholders of Ailibao Shoes may not transfer, donate, pledge, or otherwise dispose of their equity interest in Ailibao Shoes. The Option Agreement will remain in full force and effect until the earlier of the date on which all of the equity interest in Ailibao Shoes has been acquired by Ailibao Marketing or its designated representatives.

China State Administration of Foreign Exchange, or the SAFE, issued a public notice in October 2005, or SAFE Circular No. 75, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company”. PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. In addition, any PRC resident that is a shareholder of an offshore special purpose company is required to amend its SAFE registration with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment, creation of any security interest over any assets located in China or any other material change in share capital. In May 2007, SAFE issued relevant guidance to its local branches with respect to the operational process for SAFE registration, which standardized more specific and stringent supervision on the registration relating to SAFE Circular No. 75 and imposed obligations on onshore subsidiaries of offshore special purpose companies to coordinate with and supervise the beneficial owners of the offshore entity who are PRC residents to complete the SAFE registration process. We may not be fully informed of the identities of all our beneficial owners who are PRC residents. Moreover, we do not have control over our beneficial owners and cannot assure that all of our PRC resident beneficial owners will comply with SAFE Circular No. 75. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular No. 75 or the failure of future beneficial owners of our Group who are PRC residents to comply with the registration procedures set forth in SAFE Circular No. 75 may subject such beneficial owners or our PRC subsidiary to fines and legal sanctions and may also limit our ability to contribute additional capital to our PRC subsidiary, limit our PRC subsidiary’s ability to distribute dividends to our Company or otherwise materially and adversely affect our business.

Principles of consolidation:

The accompanying unaudited condensed financial statements include the accounts of the Company, its subsidiaries and VIE.

Upon the completion of the Acquisition, the Ailibao International Shareholders obtained a majority voting interest in the Company. US GAAP requires that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the Acquisition has been accounted for as a recapitalization of the Company as Ailibao International acquired a controlling equity interest in the Company as of the Closing Date. The reverse acquisition process utilizes the capital structure of the Company and the assets and liabilities of Ailibao International are recorded at historical cost.

For the purpose of presenting the financial statements on a consistent basis, the accompanying unaudited condensed consolidated financial statements have been prepared as if Ailibao International, Ailibao Marketing and Ailibao Shoes had been in existence since establishment of the Company and throughout the whole periods covered by these financial statements; hence operations presented prior to the Closing Date are solely that of Ailibao International, Ailibao Marketing and Ailibao Shoes.

As discussed above, the financial position of Ailibao Shoes is consolidated in our unaudited condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, and its results of operations for the three months ended March 31, 2011 and 2010 are included in our unaudited condensed consolidated statements of operations and cash flows during such periods.  As of March 31, 2011, approximately $54 million of our unaudited consolidated total assets related to Ailibao Shoes, however, certain of these assets, approximately $6.8 million, are pledged as security on bills payable and short term bank loans.  As of December 31, 2010, approximately $45 million of our unaudited consolidated total assets related to Ailibao Shoes, however, certain of these assets, approximately $5.8 million, are pledged as security on bills payable and short term bank loans.

As of March 31, 2011, the Company had direct and indirect interests in the following entities:

	Place of	Registered share	Percentage of holdings		Principal
Name of entities	incorporation	capital	Direct	Indirect	activities
Ailibao International	BVI	United States Dollars (“$” or “US$”)			Investment holding
		50,000	100%	-

Ailibao Marketing	PRC	Hong Kong Dollars 5,600,000	-	100%	Investment holding

Ailibao Shoes*	PRC	Renminbi (“RMB”) 10,000,000	-	100%	Manufacture and sale of sportswear

* VIE with the Company exerted 100% control through a set of commercial arrangements.

All inter-company balances and transactions are eliminated upon consolidation.

Use of estimates:

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to income taxes, litigation and settlement costs, the collectability of accounts receivable, the valuation of inventory on a lower of weighted average cost or market basis, expected future cash flows and useful lives of intangible assets and other long-lived assets.  We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources.  Actual results may differ materially from our estimates.

Fair value of financial instruments:

For certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts and other payables and short term bank loans, the carrying amounts approximate their fair values due to the relatively short maturity of these instruments.

Cash and cash equivalents:

We consider all highly liquid debt instruments or deposits purchased with an original maturity of 90 days or less to be cash equivalents.

Accounts receivable:

We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products are delivered to our customers.  We also provide allowances for doubtful debt.  In establishing the allowance for doubtful debt, we review the customer’s payment history and information regarding their credit worthiness.  We make provision for doubtful debts of aged over one year.

Inventories:

Inventories are stated at the lower of weighted average cost or market.  We evaluate our ending inventories for excess quantities and obsolescence on an annual basis.  This evaluation includes analysis of historical and forecasted sales levels by product.  A provision is recorded for inventories on hand in excess of forecasted demand.  In addition, we write off inventories that are considered obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Increases to the allowance for excess and obsolete inventory are charged to cost of revenue.

Property, plant and equipment:

Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses.  Depreciation is computed using the straight-line method based on the useful lives of the assets.  Repairs and maintenance costs are expensed as incurred.

The estimated useful lives are as follows:

Buildings	20 years
Plant and machinery	10 years
Furniture and equipment	5-10 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, if any, and is recognized in profit or loss.

Land use rights:

Land use rights are stated at cost, less accumulated amortization and impairment losses and are amortized over the lease terms from the date of acquisition (see note 9 below).

Revenue recognition:

We derive our revenue only from product sales.  We recognize revenue from product sales in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition, under which revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Revenue from product sales is generally recognized upon shipment. Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”). The Group is subject to VAT which is levied on its products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Group in addition to the invoiced value of purchases to the extent not refunded for export sales.

Advertising and promotion:

Advertising and promotion costs are expensed as incurred. Total advertising and promotion expenses were $359,909 and $296,796 for the three months ended March 31, 2011 and 2010, respectively.

Foreign currency:

The reporting currency of the Group is US$. Transactions denominated in currencies other than US$ are translated into US$ at the average rate for the period. Monetary assets and liabilities denominated in currencies other than US$ are translated into US$ at the rate of exchange ruling at the balance sheet date.  Equity denominated in currencies other than US$ are translated into US$ at the rate ruling at the date of transactions.  The resulting exchange differences are recorded in the other (expenses) income in the statement of operations and comprehensive income.

The financial records of the Group’s operating subsidiaries and VIE are maintained in their local currency, RMB, which is also functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income under stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (“PBOC”) or other institutions authorized to buy and sell foreign monies. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

March 31, 2011
Balance sheet	RMB6.5483 to US$1.00
Statement of operations and comprehensive income	RMB6.5783 to US$1.00

December 31, 2010
Balance sheet	RMB6.5918 to US$1.00
Statement of operations and comprehensive income	RMB6.7696 to US$1.00

March 31, 2010
Statement of operations and comprehensive income	RMB6.8270 to US$1.00

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.  Although the PRC government regulations allow for conversion of RMB for current account translations, significant restrictions still remain.  Hence such translations should not be construed a representation that the RMB could be converted into US$ at that rate or any other rate.

The value of RMB relative to US$ and other currencies may fluctuate and is affected by, among other things, changes in PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Group’s financial condition in terms of US$ reporting.

Concentration of credit risk:

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.  Our cash, cash equivalents and restricted cash are on deposit with major financial institutions.  Such deposits may be in excess of insured limits.  We believe that the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.  We have not experienced any investment losses due to institutional failure or bankruptcy.  We perform ongoing credit evaluations of our customers and generally do not require collateral for credit sales.  We review our accounts receivable balances to determine if any receivables will potentially be uncollectible and include any amounts that are determined to be uncollectible in our allowance for doubtful debt account.

Income taxes:

Income taxes are accounted for under an asset and liability approach in accordance with ASC 740, Income Taxes.  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and any operating losses and tax credit carryforward.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The total amount of unrecognized tax benefits as of March 31, 2011 and December 31, 2010 were $Nil.

Long-lived assets:

We account for long-lived assets, in accordance with ASC 360, Property, Plant and Equipment.  Long-lived assets are evaluated for impairment whenever events or changes in circumstances, such as a change in technology, indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.

Segments:

The Group operates in two reportable segments.  Segment disclosures are presented in note 19 “Segment information”.

Comprehensive income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes certain changes in equity that are excluded from results of operations.  Foreign currency translation adjustments are included in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets.

Income per share:

Basic income per common share is computed in accordance with ASC 260, Earnings Per Share, dividing the net income attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding. Common shares issued as a part of the Acquisition are shown as outstanding for all periods presented.

The diluted net income per share is the same as the basic net income per share for the three months ended March 31, 2011 and 2010, as all potential ordinary shares are anti-dilutive and are therefore excluded from the computation of diluted net income per share.

Recent accounting pronouncements:

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued additional disclosure requirements for fair value measurements which the company included in its interim and annual financial statements in 2010.  Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact on the consolidated financial results as they relate only to additional disclosures.

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact on the consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and did not have a material impact on these financial statements.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairment identified as a result of this guidance. These changes are not expected to have a material impact on these financial statements.

None of the above new pronouncements has current application to the Group, but may be applicable to the Group’s future financial reporting.

2.	Pro forma financial information

The following supplemental unaudited pro forma financial information presents the financial results as if the effective control of Ailibao International had occurred as of the beginning of the earliest period presented herein, or on January 1, 2010.

The unaudited pro forma condensed consolidated financial statements are not necessarily indicative of the financial position or operating results that would have occurred if the Acquisition had been completed at the Closing Date.

The unaudited pro forma condensed consolidated balance sheet as of December 31, 2010 was presented as follows:

	Company	Ailibao International	Pro Forma Adjustments	Consolidated
	(Historical)	(Historical)	(a)
Assets
Current assets:
Cash and cash equivalents	$-	$13,086,927	$-	$13,086,927
Restricted cash	-	28,065	-	28,065
Accounts receivable, net	-	23,827,368	-	23,827,368
Inventories	-	2,244,519	-	2,244,519
Other current assets	-	649,454	-	649,454
Total current assets	-	39,836,333	-	39,836,333

Non-current assets:
Property, plant and equipment, net	-	3,766,941	-	3,766,941
Land use rights, net	-	1,340,740	-	1,340,740
Deferred tax assets	-	352,640	-	352,640
Total non-current assets	-	5,460,321	-	5,460,321
Total assets	$-	$45,296,654	$-	$45,296,654

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,428	$10,280,466	$-	$10,282,894
Accrued expenses and other payables	90	2,458,130	-	2,458,220
Short term bank loans	-	1,759,765	-	1,759,765
Income tax payable	-	3,241,644	-	3,241,644
Total current liabilities	2,518	17,740,005	-	17,742,523

Non-current liabilities:
Related party loan	10,000	-	-	10,000
Total liabilities	12,518	17,740,005	-	17,752,523

Stockholders’ equity
Common stock	8,533	1,000	316,409	325,942
Additional paid-in capital	56,994	1,307,484	(394,454)	970,024
Accumulated other comprehensive income	-	1,869,085	-	1,869,085
Statutory surplus reserve	-	654,242	-	654,242
Retained earnings (Accumulated losses)	(78,045)	23,724,838	78,045	23,724,838
Total stockholders’ equity	(12,518)	27,556,649	-	27,544,131
Total liabilities and stockholders’ equity	$-	$45,296,654	$-	$45,296,654

The following adjustment to the unaudited pro forma condensed balance sheets is based on the assumption that the share exchange for the Acquisition was consummated at the Closing Date.

(a)	Adjustment to reflect the capital amounts had the Acquisition occurred at the Closing Date.

The Company has no movement on the statements of operations and cash flows for the three months ended March 31, 2010 (incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2010).  Hence the unaudited pro forma condensed consolidated statements of operations and cash flows for the three months ended March 31, 2010, as disclosed in these financial statements, were entirely attributed by Ailibao International.

3.	Concentration of credit risk and major customers and suppliers

Financial instruments which potentially expose the Group to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2011 and December 31, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2011 and December 31, 2010, the Group’s bank deposits and restricted cash of $24,809,802 and $13,085,032 were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended March 31, 2011 and 2010, all of the Group’s sales and purchases arose in the PRC. In addition, all accounts receivable and accounts payable as of March 31, 2011 and December 31, 2010 also arose in the PRC.

Details of customers accounting for 10% or more of the Group’s accounts receivable are as follows (unaudited):

	As of
	March 31,		December 31,
	2011		2010

Customer A	$4,250,220	20%	$3,393,885	14%
Customer B	2,869,223	14%	3,310,942	14%
Customer C	*	*	2,264,166	10%
Customer D	2,154,954	10%	*	*

Details of the customers accounting for 10% or more of the Group’s revenue are as follows (unaudited):

	Three months ended March 31,
	2011		2010

Customer A	$6,105,155	19%	$2,832,362	11%
Customer B	4,054,861	13%	3,181,681	13%
Customer E	3,282,666	10%	2,373,043	10%

Details of the suppliers accounting for 10% or more of the Group’s total purchases are as follows (unaudited):

	Three months ended March 31,
	2011		2010

Supplier A	$4,586,293	23%	$1,633,518	11%
Supplier B	2,825,323	14%	2,267,258	15%
Supplier C	2,716,786	14%	*	*
Supplier D	*	*	2,041,638	13%
Supplier E	*	*	2,352,900	15%

* Less than 10%

4.	Restricted cash

Restricted cash consists of the following (unaudited):
	As of
	March 31,	December 31,
	2011	2010

Restricted cash deposited with banks for collateralized short term bank loans	$238,230	$28,065

5.	Fair values of assets and liabilities

ASC 820, Fair Value Measurements and Disclosures, defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).”  The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  ASC 820, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value hierarchy

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts and other payables and short term bank loans approximate their fair values due to the short maturity of these instruments.

6.	Inventories

Inventories consist of the following (unaudited):
	As of
	March 31,	December 31,
	2011	2010

Raw materials	$758,965	$855,908
Work-in-process	497,020	607,058
Finished goods	616,656	781,553
	$1,872,641	$2,244,519

7.	Other current assets

Other current assets consist of the following (unaudited):
	As of
	March 31,	December 31,
	2011	2010

Advances to suppliers	$24,625	$634,741
Other receivables	12,439	14,713
	$37,064	$649,454

8.	Property, plant and equipment, net

Property, plant and equipment consist of the following (unaudited):

	As of
	March 31,	December 31,
	2011	2010

Buildings	$4,103,234	$4,076,162
Plant and machinery	1,304,453	1,252,029
Furniture and equipment	351,361	348,588
	5,759,048	5,676,779
Accumulated depreciation	(1,979,988)	(1,909,838)
	$3,779,060	$3,766,941

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $88,223 and $72,472, respectively.

As of March 31, 2011 and December 31, 2010, buildings of the Group were pledged to a bank for banking facilities granted.

9.	Land use rights, net

The following is a summary of land use rights (unaudited):
	As of
	March 31,	December 31,
	2011	2010

Land use rights	$1,619,504	$1,608,819
Less: accumulated amortization	(277,957)	(268,079)
	$1,341,547	$1,340,740

Amortization expenses for the three months ended March 31, 2011 and 2010 were $8,061 and $7,767, respectively.

The estimated amortization expenses for the five years/period ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter are as follows:

As of
March 31,
2011
Year ending December 31,
2011 (remainder)	$24,293
2012	32,390
2013	32,390
2014	32,390
2015	32,390
Thereafter	1,187,694
$1,341,547

As of March 31, 2011 and December 31, 2010, land use rights of the Group were pledged to a bank for banking facilities granted.

10.	Accounts payable

Accounts payable consist of the following (unaudited):
	As of
	March 31,	December 31,
	2011	2010

Accounts payable	$8,496,324	$10,226,764
Bills payable	476,460	56,130
	$8,972,784	$10,282,894

Bills payable represent commercial notes issued to suppliers for settlements. The amounts are interest-free, secured by the restricted cash (see note 4) and repayable within one year.

11.	Accrued expenses and other payables

Accrued expenses and other payables consist of the following (unaudited):

	As of
	March 31,	December 31,
	2011	2010

Accrued salaries and staff welfare	$1,804,167	$1,628,765
Value added tax payable	637,111	656,664
Other accrued liabilities	947,648	172,791
	$3,388,926	$2,458,220

12.	Short term bank loans and banking facilities

Short term bank loans

Short term bank loans consist of the following (unaudited):
	As of
	March 31,	December 31,
	2011	2010

Trade finance loans bearing interest capped at the PRC prime rate plus 5%, payable to Industrial and Commercial Bank of China Limited (“ICBC”), respective banking facilities secured by floating charges on the Group’s accounts receivable	$-	$606,816

Trade finance loans bearing interest capped at the PRC prime rate plus 5%, payable to ICBC, respective banking facilities secured by floating charges on the Group’s accounts receivable and corporate guarantee	2,328,849	925,393

7.965% loan payable to Quanzhou City Commercial Bank, respective banking facilities secured by personal and corporate guarantees	229,067	227,556

6.394% loan payable to ICBC, respective banking facilities secured by the pledge on the Group’s land use rights and buildings	1,206,420	-

	$3,764,336	$1,759,765

Banking facilities

As of March 31, 2011 and December 31, 2010, the Group had general banking facilities for trade finance loans, bank loans and bills payable.

As of March 31, 2011 and December 31, 2010, the Group had trade finance loans amounting to $2,328,849 and $1,532,209, respectively by pledging accounts receivable balances with ICBC for collateralized short term bank loans.

The average bank loans were approximately $3.5 million and approximately $2.2 million for the periods ended March 31, 2011 and 2010, respectively and the weighted average interest rates are approximately 4.9% and 5.5%, respectively.

The Group’s general banking facilities are detailed as follows (unaudited):

	As of		As of		As of
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	Repayable
	2011	2010	2011	2010	2011	2010	terms
	Available	Available	Utilized	Utilized	Unutilized	Unutilized
Bills
payable	$1,221,691	$1,213,631	$476,460	$56,130	$745,231	$1,157,501	(a)

Bank
loans	4,390,452	3,701,575	3,764,336	1,759,765	626,116	1,941,810	(b)

	$5,612,143	$4,915,206	$4,240,796	$1,815,895	$1,371,347	$3,099,311

(a)	Bills payable are repayable within one year and non-interest bearing. As of March 31, 2011 and December 31, 2010, these banking facilities were secured by the restricted cash of the Group.
(b)
Bank loans are repayable within one year and interest-bearing. As of March 31, 2011 and December 31, 2010, these banking facilities were secured by (i) floating charges on the Group’s accounts receivable, (ii) the Group’s land use rights and buildings; (iii) personal guarantees and (iv) corporate guarantees.

13.	Commitments and contingencies

Commitments

As of March 31, 2011, we had capital commitment in connection with the registered capital injection of a PRC subsidiary of approximately $769,000.

Contingencies

As of March 31, 2011, the Group had provided corporate guarantee to an independent third party for banking facilities to the extent of approximately $687,000. On May 20, 2011, the corporate guarantee was released and the Group did not suffer any loss.

14.         Stockholders’ Equity

Common stock issuance

The authorized common stock of the Company consists of 750,000,000 Shares with par value of $0.001.

Pursuant to the Share Exchange Agreement executed by and among the Company, Ailibao International, Ailibao International Shareholders at the Closing Date, the Company acquired all of the shares of Ailibao International from the Ailibao International Shareholders, and the Ailibao International Shareholders transferred all of the shares of Ailibao International to the Company. In exchange, the Company issued to the Ailibao International Shareholders, 317,409,000 shares of common stock and to the introducing party, 6,826,000 shares of common stock, totaling 95% of the shares of common stock of the Company issued and outstanding after the Closing Date.

As of March 31, 2011, there were 341,300,000 shares of our Common Stock outstanding.

Debt conversion and related party loan

A convertible note of $10,000 was issued in August 2010 (the “Convertible Note”) by the Company. The Convertible Note is payable in two years and a 5% interest will be charged at maturity unless earlier converted. Upon the Closing date, the Company converted the Convertible Note into 8,532,500 shares of common stock.

The effective conversion price, which is shares at the conversion price divided by allocated debt fair amount, is $0.001 per share and thus the calculated intrinsic value is less than zero. As a result, no beneficial conversion feature was recognized and the unamortized debt discount was zero.

Income per share

Net income per common share information for the three months ended March 31, 2011 and 2010 was as follows (unaudited):

	Three months ended March 31
	2011	2010

Numerator:
Net income attributable to the Company’s common stockholders	$5,518,174	$4,944,212
Denominator:
Weighted average number of shares outstanding, basic and diluted	335,725,433	317,409,000

Net income per common share – basic and diluted	$0.016	$0.016

According to ASC 805, Business Combinations, the number of common shares outstanding from January 1, 2010 to the Closing Date was computed on the basis of the weighted-average number of common shares of Ailibao International outstanding during the period multiplied by an exchange ratio, pursuant to the Stock Exchange Agreement.

The diluted net income per common share is the same as the basic net income per common share for the three months ended March 31, 2011 and 2010 as all potential ordinary shares are anti-dilutive and are therefore excluded from the computation of diluted net income per common share.

15.         Defined contribution retirement plans

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. The Group was required to make specified contributions to the state-sponsored retirement plan based on the basic salary cost of their staff. Each of the employees of the PRC subsidiary and VIE is also required to contribute certain percentage of his/her basic salary.

Contributions to defined contribution retirement plan for the three months ended March 31, 2011 and 2010 were $203,283 and $148,103 respectively.  These contributions are recorded with the associated compensation as components of cost of revenue, selling and distribution expenses, and general and administrative expenses based upon the responsibilities of the related employee.

16.         Related party transactions/balances

Except for the debt conversion as described in note 14 to unaudited condensed consolidated financial statements, we have an amount due to our Chief Financial Officer (the “CFO”) for $30,000, which is classified within accrued expenses and other payables as of March 31, 2011.  The balance represents advances from the officer which is interest free, unsecured, and has no fixed terms of repayment.

As of March 31, 2011 and December 31, 2010, Ding Baojian, Director of the Company, provided personal guarantee in respect of certain general banking facilities obtained by the Group.

17.         Income taxes

The Company was incorporated in Iowa and is subject to United States of America tax law. It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (“U.S.”). Accordingly, no U.S. corporate income taxes are provided in these financial statements.

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

The Group derives all of its income in the PRC and is subject to China Corporate Income Tax (“CIT”) at 25%.

The income tax expense is summarized as follows (unaudited):

	Three months ended March 31,
	2011	2010

Current – the PRC	$2,438,849	$1,653,248
Deferred – the PRC	(207,537)	(59,896)
Income tax expenses, net	$2,231,312	$1,593,352

18.         Statutory surplus reserve

In accordance with the PRC Companies Law, the Company’s PRC subsidiary or VIE is required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable and no further appropriations are required once this reserve reaches an amount equal to 50% of its registered capital.

19.         Segment information

The Group follows ASC 280 Segment Reporting, which requires the Group to disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.  The Group operates in two reportable segments; manufacture and sale of shoes (“Shoes”) and sale of apparel (“Apparel”). The Group evaluates segment performance based on income from operations.  All inter-company transactions between segments have been eliminated.  As a result, the components of the operating income for one segment may not be comparable to another segment.  The following is a summary of the Group’s segment information.

Segment revenue and results

The following is an analysis of the Group’s revenue and results from operations by reportable segment (unaudited).
	Segment revenue		Segment profit
	Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010
Shoes	$25,299,965	$19,867,235	$7,715,090	$6,212,593

Apparel	6,121,793	4,903,101	1,748,560	1,492,070

Total for operations	$31,421,758	$24,770,336	9,463,650	7,704,663

Interest and other income			4,210	3,630
Operating expenses			(1,675,997)	(1,141,076)
Finance costs			(42,377)	(29,653)

Income before income taxes			7,749,486	6,537,564
Income taxes			(2,231,312)	(1,593,352)

Net income			$5,518,174	$4,944,212

Revenue reported above represents revenue generated from external customers. There were no inter-segment sales in the period.

Other segment information

	Depreciation and amortization		Additions to long-lived assets
	Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010
Shoes	$37,371	$36,010	$115,653	$-
Unallocated	58,913	44,229	-	-

	$96,284	$80,239	$115,653	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report.

Formation

Our 100% owned PRC subsidiary, Ailibao (Fujian) Marketing Management Company Limited, (“Ailibao Marketing”) has entered into a set of agreements with Fujian Jinjiang Chendai Ailibao Shoes & Clothes Co. Ltd (“Ailibao Shoes”), which is a PRC operating company that was reorganized in 1998, and with the current owners of Ailibao Shoes.  Under these agreements, signed on November 18, 2010, Ailibao Marketing has effective control of the board of directors and as well as the right to all net profits of Ailibao Shoes.  Under US accounting rules, Ailibao Shoes is consolidated into our financials as a variable interest entity (“VIE”).  We typically refer to Ailibao Shoes, Ailibao Management, and our affiliates together as “We.”

Overview

We design, produce and distribute Ailibao branded footwear and apparel. We began our current operations in 1998 and our corporate headquarters are located in Jinjiang city, Fujian province. Our footwear product line includes basketball, running, tennis, skateboarding, hiking, and casual sport shoes. Our apparel product line includes t-shirts, sweaters, sports suits, jackets, sports bags and caps. The quantities of accessories including sports bags and caps are relatively small each year and are included within our apparel figures. We operate our own shoe production facilities but continue to outsource more than half of our shoe production needs and all of our clothing production requirements to contract manufacturers.

We sell and ship our products directly to distributors, who supply Ailibao products to retail outlets including street level retail stores, in-mall retail stores, department store sales booths, and mixed sportswear retail stores.  Our products are currently sold in 1,265 retail outlets in 20 provinces, with the highest concentration in Western China.  Over 359 of these retailers carry Ailibao products exclusively and use Ailibao branding in their signage.  While we do not have a contractual relationship with these retailers, we regularly provide store design as well as start-up and merchandising support to such retailers, which we refer to as Ailibao Franchise stores.

Revenue

To facilitate the release of new products, we host sales fairs for our distributors in March, June, and September, so they can review new products and develop their orders.  Most of our orders arise during or shortly after the sales fairs.  20-25% of our orders come as in-season “re-orders.”  Our brand is mainly known for our shoes, which constituted approximately 80% and 80.5% of our sales for the 2010 fiscal year and the three months ended March 31, 2011, respectively.  We typically sign a 60-month agreement with our distributors.  For most orders we require the payment to be paid within 30 days after delivery. We will assess and extend our credit terms granted to distributors for some reasons as raised by them. In accordance to our contracts with distributors, we need to buy back excess inventory from our distributors subject to a 20-60% discount on the original purchase price upon their request.  We have never been asked to buy back any excess inventory from our distributors, as they have been able to sell their excess inventory using pre-approved seasonal sales fairs. To maintain channel flow and lessen risk of any build-up of outdated products, we encourage distributors to order only what they think they can distribute in a short period. We also request that they clear out their inventory on then pay for the last month’s shipment before we arrange and send a new shipment. We also support and promote the development of new retailers selling our product by providing store design support, merchandising support, and start-up assistance.

The main factors that affect our revenue include the following:

(a)      Size of sales network

We sell our products directly to distributors, who supply their retail network. The current size and future growth of this network is the most critical factor in affecting our total sales.

(b)      Positioning and price

Ailibao is positioned as a value oriented stylish brand versus international brands with broad appeal to mainstream Chinese consumers. The average retail price of our shoes is approximately RMB 180 per pair.  We believe this price point versus international brands is also substantial driver of sales.

(c)      Our production capacity

Our current production capacity cannot meet our annual sales demand. We thus rely on contract manufacturers for most of our shoe production and all of our clothing production. Such reliance on outsourcing can affect our sales in that they require larger orders and longer lead times than our own production lines.  We believe that expanding our own production capacity will alleviate these issues, enabling us to offer a wider product line and complete more in-season reorders.

(d)      Appealing styles and models

We design and produce a wide range of shoe styles, including standard and more distinctive styles. Our distinctive styles have added much character to our brand.   Ailibao’s street fashion and hip-hop designs are consistently among our best sellers, and thus our ability to successfully develop new and appealing designs will have a significant effect on our revenues.

(e)      Competition

We face competition from many PRC and international brands. We also face competition from unlicensed counterfeit goods bearing premium brand names. The sportswear footwear market is large and fragmented, giving consumers a wide array of choices. The marketing, product design, and pricing of our competitors can affect our sales.

(f)      Access to capital

A key strategy for increasing brand awareness and sales performance has been the development of Ailibao-branded franchise stores, which typically feature modern design and sell our products exclusively.  Our access to capital and ability to contribute start-up subsidies for such stores can influence the size of our retail network and thus our sales levels.

Cost of revenue

Our cost of revenue comes from our own production as well as subcontract manufacturers.   For our own production, cost of revenue includes the cost of raw materials, direct labor and production overhead, which typically accounts for approximately 91%, 5% and 4% of our cost of revenue, respectively, but which vary during individual periods. Direct labor includes salaries, wages and staff related costs of plant operators and those who are directly involved in the production of our products. Overhead consists mainly of material usage, depreciation charges on machinery, utilities (water and electricity) and other factory related costs.  The main raw materials we use for our own shoe production are leather, shoe soles, and canvas, which are subject to market forces and period price changes.

A majority of our shoe production and all of our clothing production are outsourced to contract manufacturers, thus most of our cost of revenue comes from contract prices negotiated with outsource or subcontract manufacturers. We typically negotiate outsource production contracts using per item costs based on overall order quantities. Usually, this subcontracting price is based on our estimation of actual unit production cost.  As compared to our own production, the subcontracting costs of apparel products and shoes in the fiscal year ended December 31, 2010 and the three months ended March 31, 2011 totaled approximately 73.3% and 67.0%, respectively, with per item prices relatively stable. For most outsourced production we typically pay within two or three months of receiving finished product and the contract manufacturer pays the cost of shipping to our warehouse.  The ultimate cost of revenue we experience from outsource production varies with the costs of raw material, labor, and overhead experienced by the contract manufacturers, combined with their own mark-up or profit margin.

We carefully select and evaluate our contract manufacturers. Each of our contract manufacturers is subject to an annual evaluation and assessment of product quality and timeliness of product delivery. We monitor the operation and performance of our contract manufacturers by checking each batch of products delivered to us and timely reporting to the relevant contract manufacturers any failure to meet our product quality requirements or incidents of late delivery.

Gross profit margin

We seek to maintain our gross profit margins at around 30%.  We have historically been able to achieve our target because we use the “cost plus” method to price our products to our distributors after confirming the materials and other costs for specific models being offered that season.  In addition, we don’t go into large-scale production until we have received specific orders and thus have minimal production overstock.   While our gross margins are relatively stable, the overall amount of gross profit will vary with our revenue and the changes in relevant sales order levels for the year/period under review. Overall gross profits have been rising in correlation to the increase in the number of retail outlets carrying our products for the year/period under review.

Operating expenses

Our operating expenses consist of selling costs, distribution costs, and administrative expenses.  Our selling and distribution costs mainly consist of advertising expenses, business promotion expenses, exhibition expenses, and transportation costs. Our administrative expenses mainly consist of management and administrative salaries, new product development expenses, and staff welfare.  Our operating costs are budgeted and predictable.  We seek to keep our advertising expenses relatively low, by relying on indirect advertising and brand promotion via our franchise stores. In addition, our brand image as “street fashion” and “hip hop” has reduced the need to retain professional athletes as spokespeople.  We have plans to increase our sponsorship and advertising costs but expect that such expenditures as a percentage of sales will be relatively low compared to that of competing international brands.

Interest expenses

Our interest expenses consist mainly of interest on bank borrowings, which were incurred for working capital purposes.

Income taxes

We are subject to income taxes in accordance with the tax law of the PRC and U.S..

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified certain accounting policies that are significant to the preparation of the financial statements. Critical accounting policies are those that are both most important to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.  We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of the financial statements.

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses.  Depreciation is computed using the straight-line method based on the useful lives of the assets.  Repairs and maintenance costs are expensed as incurred.

The estimated useful lives are as follows:

Buildings	20 years
Plant and machinery	10 years
Furniture and equipment	5-10 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, if any, and is recognized in profit or loss.

Revenue recognition

We derive our revenue only from product sales.  We recognize revenue from product sales in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition, under which revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable and collectability is reasonably assured.

Revenue from product sales is generally recognized upon shipment. Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”). The Group is subject to VAT which is levied on its products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by Ailibao Shoes and the Group in addition to the invoiced value of purchases to the extent not refunded for export sales.

Inventories

Inventories are stated at the lower of weighted average cost or market.  We evaluate our ending inventories for excess quantities and obsolescence on an annual basis.  This evaluation includes analysis of historical and forecasted sales levels by products.  A provision is recorded for inventories on hand in excess of forecasted demand.  In addition, we write off inventories that are considered obsolete.  Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Increases to the allowance for excess and obsolete inventory are charged to cost of revenue.

Accounts receivable

We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products are delivered to our customer.  We also provide allowances for doubtful debt.  In establishing the allowance for doubtful debt, we review the customer’s payment history and information regarding their credit worthiness.   We seek to have strong credit policies and historically have had immaterial bad debt levels.

Recent accounting pronouncements:

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued additional disclosure requirements for fair value measurements which the company included in its interim and annual financial statements in 2010.  Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact in the consolidated financial results as they relate only to additional disclosures.

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact in the consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and did not have a material impact on the financial statements.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairment identified as a result of this guidance. These changes are not expected to have a material impact on the financial statements.

None of the above new pronouncements has current application to the Group, but may be applicable to the Group’s future financial reporting.

Results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenue:

Revenue increased by $6,651,422, or 26.9%, to $31,421,758 for the three month period ended March 31, 2011, from $24,770,336 for the three months ended March 31, 2010. This growth was driven mostly by increases in shoe sales.  Our revenue grew as a result of increases in our retail sales network mainly in Western China, including mainly Cheng Du, Chong Qing, Gui Yang and Xian, which increased 19.4% to 787 outlets selling our products from March 31, 2010 through March 31, 2011.  For the three months ended March 31, 2011 as compared to the same period in 2010, shoe sales rose 27.3%, while apparel sales rose 24.9%.   In the three month period ended March 31, 2011, we shipped approximately 2.8 million pairs of shoes, as compared with approximately 2.3 million pairs for the same period in 2010.

Cost of revenue:

Cost of revenue increased by $4,892,435, or 28.7%, from $17,065,673 for the three month period ended March 31, 2010, to $21,958,108 for the three month period ended March 31, 2011.  The percentage increase in cost of revenue was in line with the increase in revenue as mentioned above.  The direct labour cost approximately doubled for the first three months of 2011, as compared to the same period in 2010. The volume of sports shoes produced by self-production for the first three months of 2011 was approximately 1.1 million pairs of shoes, as compared to approximately 0.8 million pairs for the same period in 2010.  For our own production, the percentage of costs from raw materials rose from 16.7% of total costs for the three months ended March 31, 2010, to 22.8% for the same period in 2011.  This increase was due to slight inflation of raw materials cost as well as certain designs that required more expensive materials.  The costs of revenue from outsource production, on a per item basis, increased in line with the raw material costs as mentioned above in the first three months of 2011 as compared with the same period of 2010. Out of the total cost of revenue, the total subcontracting cost for shoes and apparels for the three months ended March 31, 2011 were 67.0% as compared to 77.7% for the same period in 2010.

Gross profit:

Gross profit increased by $1,758,987, or 22.8%, from $7,704,663 for the three month period ended March 31, 2010, to $9,463,650 for the three month period ended March 31, 2011.  The increase in gross profit was in line with the increase in revenue for the period. As compared with the first three months of 2010, our overall gross profit margin decreased in the three months ended 2011, from 31.1% to 30.1%.  This decrease was due to higher subcontracting costs for shoes for the three month period ended March 31, 2011, which increased from $39.5 per unit for the three month period ended March 31, 2010 to $41.4 for the three month period ended March 31, 2011. The increase in subcontracting costs was in line with the increase in raw material costs and direct labour costs for three months period ended March 31, 2011.

Operating expenses:

(i)	Selling and distribution expenses

Selling and distribution expenses increased by $86,259, or 21.8%, from $395,254 for the three month period ended March 31, 2010 to $481,513 for the three month period ended March 31, 2011.  The increase in selling and distribution expenses for first three months of 2011 was in line with the increase in revenue as mentioned above.  Business advertising and promotion expenses increased by $63,113 or 21.3%, from $296,796 for the three month period ended March 31, 2010, to $359,909 for the three month period ended March 31, 2011.

(ii)	General and administrative expenses

General and administrative expenses increased by $448,662, or 60.2%, from $745,822 for the three month period ended March 31, 2010 to $1,194,484 for the three month period ended March 31, 2011.  The increase in general and administrative expenses for the three month period ended March 31, 2011 was mainly due to the audit fees for the Acquisition, which was completed on January 21, 2011.

Income from operations:

Income from operations was $6,563,587 for the three month period ended March 31, 2010, as compared to $7,787,653 for the three month period ended March 31, 2011.  The increase of $1,224,066, or 18.6%, was primarily the result of increased distributor orders and shipments during the period, which in turn stemmed from the increase in the number of retail outlets carrying Ailibao products.

Interest and other income

Interest and other income was mainly comprised of proceeds from disposal of scrapped raw materials, which was offset by miscellaneous and non-operational charges including charitable donations.  Interest and other income was about 0.073% and 0.076% of net income for the three month periods ended March 31, 2010 and 2011 respectively, which we consider immaterial.

Finance costs

Finance costs were $29,653 for the three month period ended March 31, 2010, as compared to $42,377 for the three month period ended March 31, 2011.  These amounts to 0.6% and 0.8% of net income for the three month periods ended March 31, 2010 and 2011 respectively, which we consider immaterial.

Income taxes

Provision for income taxes was $1,593,352 for the three month period ended March 31, 2010, as compared to $2,231,312 for the three month period ended March 31, 2011.  The increase of $637,960, or 40.0%, was in line with the increase in income from operations as mentioned above.

Net income

Net income was $4,944,212 for the three month period ended March 31, 2010, as compared to $5,518,174 for the three month period ended March 31, 2011, an increase of $573,962 or 11.6%.  The increase in net income was in line with the increase in our revenue, and its percentage increase in line with the increase in income from operations shown above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, our balance of cash and cash equivalents was $24,654,165, as compared to $13,086,927 as of December 31, 2010. The increase of $11,567,238 or 88.4% was mainly due to increase in revenue and inception of short term bank loans during the period under review. All of the Company’s funds were located in financial institutions located in the PRC.

The following table sets forth a summary of our cash flows for the periods indicated (unaudited):

	Three months ended March 31,
	2011	2010
Net cash provided by operating activities	$9,710,092	$4,463,299
Net cash used in investing activities	(323,411)	(223,388)
Net cash provided by (used in) financing activities	1,983,795	(146,477)
Effect of exchange rate changes on cash	196,762	1,076
Net increase in cash	11,567,238	4,094,510
Cash, beginning of period	13,086,927	627,964
Cash, end of period	$24,654,165	$4,722,474

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was $9,710,092, as compared with $4,463,299 for the corresponding prior period. The increase was mainly attributable to the increase in repayments by account receivables during the three months ended March 31, 2011.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $323,411, as compared with $223,388 for the corresponding prior period. The increase was mainly attributable to our purchases of machineries during the three months ended March 31, 2011.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $1,983,795, as compared with net cash outflow of $146,477 for the corresponding prior period. The increase was mainly attributable to the inception of short term bank loans of $1,983,795 during the three months ended March 31, 2011.

The primary uses of cash have been for selling and marketing expenses, employee compensations, product development expenses and working capital. Other than dividends, all funds received have been expended in the furtherance of growing the business, establishing the brand, and repayment of loans and accounts payable.  We currently generate cash flows through operations which we believes to be sufficient to sustain current level operations for at least the next twelve months.

Off-Balance Sheet arrangements

As of March 31, 2011, we had provided corporate guarantee to an independent third party for banking facilities to the extent of approximately $687,000. On May 20, 2011, the corporate guarantee was released and we did not suffer any loss. We do not have any other off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The ineffectiveness of the Company’s disclosure controls and procedures during this period was primarily due to the material weaknesses in our internal control over financial reporting which directly impacted our ability to effectively implement our disclosure controls and procedures. The following material weaknesses in our internal control over financial reporting existed as of March 31, 2011:

(1)     Lack of an independent audit committee. Although we had an audit committee as of March 31, 2011, it was not comprised solely of independent directors.

(2)     Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who were responsible for bookkeeping functions as of March 31, 2011 prevented us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the ultimate identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits.

(b)   Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SMOOTH WAVE VENTURES, INC.

Date: May 23, 2011	By:	/s/ Baofu Ding
Baofu Ding, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 23, 2011	By:	/s/ Wing Sang Lo
Wing Sang Lo, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
2.1		Share Exchange Agreement dated January 21, 2011 (1)
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.
(1)         Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.