Form 10-Q
period 2011-06-30
American Smooth Wave Ventures, Inc.
filed 2011-08-22
CIK 1441649

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 22, 2011, there were 341,300,000 shares of common stock of the issuer outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN SMOOTH WAVE VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		As of
		June 30,	December 31,
	Note	2011	2010
Assets
Current assets:
Cash and cash equivalents		$18,426,071	$13,086,927
Restricted cash	4	288,930	28,065
Accounts receivable, net		31,079,763	23,827,368
Inventories	6	1,532,937	2,244,519
Other current assets	7	12,676	649,454
Total current assets		51,340,377	39,836,333

Non-current assets:
Property, plant and equipment, net	8	3,737,790	3,766,941
Land use rights, net	9	1,350,944	1,340,740
Deferred tax assets		784,890	352,640
Total non-current assets		5,873,624	5,460,321
Total assets		$57,214,001	$45,296,654

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	10	$8,365,030	$10,282,894
Accrued expenses and other payables	11	3,892,469	2,458,220
Short term bank loans	12	3,829,195	1,759,765
Income tax payable		1,910,920	3,241,644
Total current liabilities		17,997,614	17,742,523

Non-current liabilities:
Related party loan	14	-	10,000
Total liabilities		17,997,614	17,752,523

Commitments and contingencies	13

Stockholders’ equity:
Common stock; par value $0.001; 750,000,000 shares authorized; 341,300,000 and 325,941,500 shares issued and outstanding at June 30, 2011 and December 31, 2010	14	341,300	325,942
Additional paid-in capital		971,492	970,024
Accumulated other comprehensive income		2,551,181	1,869,085
Statutory surplus reserve	18	654,242	654,242
Retained earnings		34,698,172	23,724,838
Total stockholders’ equity		39,216,387	27,544,131
Total liabilities and stockholders’ equity		$57,214,001	$45,296,654

See the accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN SMOOTH WAVE VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
	Note	2011	2010	2011	2010

Revenue		$29,412,970	$22,798,450	$60,834,728	$47,568,786
Cost of revenue		(20,397,519)	(15,684,077)	(42,355,627)	(32,749,750)

Gross profit		9,015,451	7,114,373	18,479,101	14,819,036

Operating expenses:
Selling and distribution expenses		(1,419,933)	(454,427)	(1,901,446)	(849,681)
General and administrative expenses		(1,042,598)	(717,159)	(2,237,082)	(1,462,981)
Total operating expenses		(2,462,531)	(1,171,586)	(4,138,528)	(2,312,662)

Income from operations		6,552,920	5,942,787	14,340,573	12,506,374

Interest and other (expense) income, net		(25,006)	17,562	(20,796)	21,192
Finance costs		(59,633)	(48,131)	(102,010)	(77,784)

Income before income taxes		6,468,281	5,912,218	14,217,767	12,449,782
Income taxes	17	(1,013,121)	(1,568,838)	(3,244,433)	(3,162,190)

Net income		5,455,160	4,343,380	10,973,334	9,287,592

Other comprehensive income:
Foreign currency translation gain		468,992	97,697	682,096	98,687

Total comprehensive income		$5,924,152	$4,441,077	$11,655,430	$9,386,279

Weighted average number of shares outstanding, basic and diluted	14	317,409,000	317,409,000	338,528,116	317,409,000

Income per share, basic and diluted	14	$0.02	$0.01	$0.03	$0.03

See the accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN SMOOTH WAVE VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$10,973,334	$9,287,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,810	160,615
Loss on disposal of property, plant and equipment	38,096	-
Deferred income taxes	(420,417)	17,234
Equity-settled share-based payment expenses	6,826	-
Receipts and payments through a related party	-	13,410,807
Changes in operating assets and liabilities:
Accounts receivable, net	(7,252,395)	5,084,756
Inventories	711,582	894,384
Due from related parties	-	(26,620,033)
Other current assets	636,778	1,180,570
Accounts payables	(1,917,864)	595,108
Accrued expenses and other payables	1,434,249	(136,006)
Income tax payable	(1,330,724)	(888,238)
Net cash provided by operating activities	3,074,275	2,986,789

Cash flows from investing activities:
Restricted bank deposits made	(288,930)	(319,251)
Release of restricted bank deposits	28,065	420,457
Proceeds from disposal of property, plant and equipment	2,422	-
Purchases of property, plant and equipment	(116,369)	-
Change in deposit paid for acquisition of plant and equipment	-	323,791
Net cash (used in) provided by investing activities	(374,812)	424,997

Cash flows from financing activities:
Proceeds from short term bank loans	3,540,947	2,256,278
Repayment of short term bank loans	(1,529,567)	(1,684,883)
Net cash provided by financing activities	2,011,380	571,395

Effect of foreign exchange rate changes on cash and cash equivalents	628,301	184,533

Increase in cash and cash equivalents	5,339,144	4,167,714

Cash and cash equivalents at beginning of period	13,086,927	627,964

Cash and cash equivalents at end of period	$18,426,071	$4,795,678

Supplemental disclosures of cash flow information:
Cash paid for interest	$102,010	$77,784
Cash paid for income taxes	$5,166,140	$4,043,950

Non cash operating activities:
The issue of shares as consideration for the acquisition discussed in note 14	$6,826	$-

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to make the financial statements not misleading. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.

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

We do not have an equity interest in Ailibao Shoes.  However, as a result of these contractual arrangements, we are considered as the primary beneficiary of Ailibao Shoes and we treat it as our consolidated affiliated entity under US GAAP.

The following is a summary of the currently effective contracts among our subsidiary Ailibao Marketing, our consolidated affiliated entities Ailibao Shoes and the respective shareholders of Ailibao Shoes.

Business operations agreement: Pursuant to the business operations agreement dated November 18, 2010 among Ailibao Marketing, Ailibao Shoes and the shareholders of Ailibao Shoes (the “Business Operations Agreement”), Ailibao Shoes must appoint persons designated by Ailibao Marketing to be its executive director or directors, general manager, chief financial officer and any other senior officers. Ailibao Shoes agrees to accept the proposals provided by Ailibao Marketing from time to time relating to employment decisions, daily business operations and financial management. Without Ailibao Marketing’s prior written consent, Ailibao Shoes shall not conduct any transaction which may materially affect its assets, obligations, rights or operations, including but not limited to, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights exceeding RMB5 million, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party, or transfer of any rights or obligations under this agreements to a third party. The term of this agreement shall survive until Ailibao Marketing is dissolved according to the laws of the PRC.  Ailibao Marketing may terminate the agreement at any time by providing 30 days’ advance written notice to Ailibao Shoes and to each of its shareholders. Neither Ailibao Shoes nor any of its shareholders may terminate this agreement.

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

As discussed above, the financial position of Ailibao Shoes is consolidated in our unaudited condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, and its results of operations for the three and six months ended June 30, 2011 and 2010 are included in our unaudited condensed consolidated statements of operations and cash flows during such periods.  As of June 30, 2011, approximately $57 million of our unaudited consolidated total assets related to Ailibao Shoes, however, certain of these assets, approximately $6.9 million, are pledged as security on bills payable and short term bank loans.  As of December 31, 2010, approximately $45 million of our unaudited consolidated total assets related to Ailibao Shoes, however, certain of these assets, approximately $5.8 million, are pledged as security on bills payable and short term bank loans.

 As of June 30, 2011, the Company had direct and indirect interests in the following entities:

	Place of	Registered share	Percentage of holdings		Principal
Name of entities	incorporation	capital	Direct	Indirect	activities
Ailibao International	BVI	United States Dollars (“$” or “US$”) 50,000	100%	-	Investment holding

Ailibao Marketing	PRC	Hong Kong Dollars 5,600,000	-	100%	Investment holding

Ailibao Shoes*	PRC	Renminbi (“RMB”) 10,000,000	-	100%	Manufacture and sale of sportswear

* A VIE on which the Company exerted 100% control through a set of commercial arrangements.

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

Advertising and promotion:

Advertising and promotion costs are expensed as incurred. Total advertising and promotion expenses for the three months ended June 30, 2011 and 2010 were $500,018 and $407,476, respectively, while for the six months ended June 30, 2011 and 2010 amounted to $859,927 and $704,272, respectively.

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

June 30, 2011
Balance sheet	RMB6.4635 to US$1.00
Statement of operations and comprehensive income	RMB6.5378 to US$1.00

December 31, 2010
Balance sheet	RMB6.5918 to US$1.00
Statement of operations and comprehensive income	RMB6.7696 to US$1.00

June 30, 2010
Statement of operations and comprehensive income	RMB6.8254 to US$1.00

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

Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The total amount of unrecognized tax benefits as of June 30, 2011 and December 31, 2010 were $Nil.

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

The diluted net income per share is the same as the basic net income per share for the three and six months ended June 30, 2011 and 2010, as all potential ordinary shares are anti-dilutive and are therefore excluded from the computation of diluted net income per share.

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

In May 2011, FASB issued Accounting Standard Update, or ASU, No. 2011-05, Presentation of Comprehensive Income. This ASU amends the FASB ASC Topic 220 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Management is currently evaluating the potential impact of ASU No. 2011-05 on the financial statements.

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

The Company had no movement on the statements of operations and cash flows for the three and six months ended June 30, 2010 (incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 11, 2010 and August 11, 2010, respectively).  Hence the unaudited pro forma condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2010, as disclosed in these financial statements, were entirely attributable to Ailibao International.

3.	Concentration of credit risk and major customers and suppliers

Financial instruments which potentially expose the Group to concentrations of credit risk consist of cash and accounts receivable as of June 30, 2011 and December 31, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2011 and December 31, 2010, the Group’s bank deposits and restricted cash of $18,674,684 and $13,085,032 were all placed with banks in the PRC and are not covered by insurance. The Group has not experienced any losses in such accounts and believes that the risk of loss for cash held in banks is remote.

For the three and six months ended June 30, 2011 and 2010, all of the Group’s sales and purchases arose in the PRC. In addition, all accounts receivable and accounts payable as of June 30, 2011 and December 31, 2010 also arose in the PRC.

Details of customers accounting for 10% or more of the Group’s accounts receivable are as follows (unaudited):

	As of
	June 30,		December 31,
	2011		2010

Customer A	$5,596,340	18%	$3,393,885	14%
Customer B	3,669,608	12%	3,310,942	14%
Customer C	3,279,981	11%	*	*
Customer D	*	*	2,264,167	10%

Details of the customers accounting for 10% or more of the Group’s revenue are as follows (unaudited):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010

Customer A	$5,742,542	20%	$2,517,296	11%	$11,847,697	19%	$5,349,658	11%
Customer B	3,835,013	13%	2,485,400	11%	7,889,874	13%	5,667,081	12%
Customer C	3,371,902	11%	*	*	6,654,568	11%	*	*

Details of the suppliers accounting for 10% or more of the Group’s total purchases are as follows (unaudited):

	Three months ended June 30,					Six months ended June 30,
	2011			2010		2011		2010

Supplier A	$	*	*	$1,964,524	13%	$6,359,865	17%	$3,598,424	12%
Supplier B		*	*	*	*	*	*	3,563,417	12%
Supplier C		*	*	2,171,816	14%	*	*	*	*
Supplier D		*	*	1,831,445	12%	*	*	3,873,562	13%
Supplier E		*	*	1,831,599	12%	*	*	4,185,051	14%
Supplier F		2,620,565	14%	*	*	*	*	*	*
Supplier G		2,389,645	13%	*	*	*	*	*	*
Supplier H		1,860,892	10%	*	*	*	*	*	*
Supplier I		*	*	*	*	3,897,033	10%	*	*
 *Less than 10%

4.	Restricted cash

Restricted cash consists of the following (unaudited):
	As of
	June 30,	December 31,
	2011	2010

Restricted cash deposited with banks for collateralized short term bank loans	$288,930	$28,065

5.	Fair values of assets and liabilities

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

6.	Inventories

Inventories consist of the following (unaudited):
	As of
	June 30,	December 31,
	2011	2010

Raw materials	$637,703	$855,908
Work-in-process	448,309	607,058
Finished goods	446,925	781,553
	$1,532,937	$2,244,519

7.	Other current assets

Other current assets consist of the following (unaudited):
	As of
	June 30,	December 31,
	2011	2010

Advances to suppliers	$2,646	$634,741
Other receivables	10,030	14,713
	$12,676	$649,454

8.	Property, plant and equipment, net

Property, plant and equipment consist of the following (unaudited):

	As of
	June 30,	December 31,
	2011	2010

Buildings	$4,157,068	$4,076,162
Plant and machinery	1,321,567	1,252,029
Furniture and equipment	355,971	348,588
	5,834,606	5,676,779
Accumulated depreciation	(2,096,816)	(1,909,838)
	$3,737,790	$3,766,941

Depreciation expenses for the three months ended June 30, 2011 and 2010 were $90,366 and $72,506, respectively, while for the six months ended June 30, 2011 and 2010 amounted to $178,589 and $144,978, respectively.

As of June 30, 2011 and December 31, 2010, buildings of the Group were pledged to a bank for banking facilities granted.

9.	Land use rights, net

The following is a summary of land use rights (unaudited):
	As of
	June 30,	December 31,
	2011	2010

Land use rights	$1,640,752	$1,608,819
Less: accumulated amortization	(289,808)	(268,079)
	$1,350,944	$1,340,740

Amortization expenses for the three months ended June 30, 2011 and 2010 were $8,160 and $7,870, respectively, while for the six months ended June 30, 2011 and 2010 amounted to $16,221 and $15,637, respectively.

The estimated amortization expenses for the five years/period ending December 31, 2011, 2012, 2013, 2014, 2015, and thereafter are as follows:

As of
June 30,
2011
Year ending December 31,
2011 (remainder)	$16,438
2012	32,877
2013	32,877
2014	32,877
2015	32,877
Thereafter	1,202,998
$1,350,944

As of June 30, 2011 and December 31, 2010, land use rights of the Group were pledged to a bank for banking facilities granted.

10.	Accounts payable

Accounts payable consist of the following (unaudited):
	As of
	June 30,	December 31,
	2011	2010

Accounts payable	$7,787,170	$10,226,764
Bills payable	577,860	56,130
	$8,365,030	$10,282,894

Bills payable represent commercial notes issued to suppliers for settlements. The amounts are interest-free, secured by the restricted cash (see note 4) and repayable within one year.

11.	Accrued expenses and other payables

Accrued expenses and other payables consist of the following (unaudited):

	As of
	June 30,	December 31,
	2011	2010

Accrued salaries and staff welfare	$1,574,234	$1,628,765
Value added tax payable	571,152	656,664
Other accrued liabilities	1,747,083	172,791
	$3,892,469	$2,458,220

12.	Short term bank loans and banking facilities

Short term bank loans

Short term bank loans consist of the following (unaudited):
	As of
	June 30,	December 31,
	2011	2010

Trade finance loans bearing interest capped at the PRC prime rate plus 5%, payable to Industrial and Commercial Bank of China Limited (“ICBC”), respective banking facilities secured by floating charges on the Group’s accounts receivable	$-	$606,816

Trade finance loans bearing interest capped at the PRC prime rate plus 5%, payable to ICBC, respective banking facilities secured by floating charges on the Group’s accounts receivable and corporate guarantee	2,359,403	925,393

7.965% loan payable to Quanzhou City Commercial Bank, respective banking facilities secured by personal and corporate guarantees	-	227,556

9.465% loan payable to Quanzhou City Commercial Bank, respective banking facilities secured by personal and corporate guarantees	232,072	-

6.394% loan payable to ICBC, respective banking facilities secured by the pledge on the Group’s land use rights and buildings	1,237,720	-

	$3,829,195	$1,759,765

Banking facilities

As of June 30, 2011 and December 31, 2010, the Group had general banking facilities for trade finance loans, bank loans and bills payable.

As of June 30, 2011 and December 31, 2010, the Group had trade finance loans amounting to $2,359,403 and $1,532,209, respectively by pledging accounts receivable balances with ICBC for collateralized short term bank loans.

The average bank loans were approximately $3.7 million and $2.2 million for the three months ended June 30, 2011 and 2010, respectively and the weighted average interest rates are approximately 6.7 % and 4.4%, respectively.

The average bank loans were approximately $3.6 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively and the weighted average interest rates are approximately 5.8% and 7.1%, respectively.

The Group’s general banking facilities are detailed as follows (unaudited):

	As of		As of		As of
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	Repayable
	2011	2010	2011	2010	2011	2010	terms
	Available	Available	Utilized	Utilized	Unutilized	Unutilized
Bills payable	$2,862,226	$1,213,631	$577,860	$56,130	$2,284,366	$1,157,501	(a)

Bank loans	4,448,055	3,701,575	3,829,195	1,759,765	618,860	1,941,810	(b)

	$7,310,281	$4,915,206	$4,407,055	$1,815,895	$2,903,226	$3,099,311

(a)	Bills payable are repayable within one year and non-interest bearing. As of June 30, 2011 and December 31, 2010, these banking facilities were secured by the restricted cash of the Group.

(b)
Bank loans are repayable within one year and interest-bearing. As of June 30, 2011 and December 31, 2010, these banking facilities were secured by (i) floating charges on the Group’s accounts receivable; (ii) the Group’s land use rights and buildings; (iii) personal guarantees and (iv) corporate guarantees.

13.	Commitments and contingencies

Pursuant to the Certificate of Approval for Establishment of Enterprises with Investment of Taiwan, Hong Kong, Macao and Overseas Chinese in the PRC, the total investment cost was registered as approximately $769,000.  As of June 30, 2011, such capital commitment was not settled.

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

As of June 30, 2011, there were 341,300,000 shares of our Common Stock outstanding.

Debt conversion and related party loan

A convertible note of $10,000 was issued in August 2010 (the “Convertible Note”) by the Company to Millenium Group, Inc. ("Millenium"), a California corporation. The owner of Millenium, Jonathan Mork, is a son of Dempsey Mork, who is the owner of Orion Investment, Inc. which holds more than 5% of the common shares of the Company as of December 31, 2010. The Convertible Note is payable in two years and a 5% interest will be charged at maturity unless earlier converted. The note is convertible at the holder's option into 4% of the Company's fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances). Upon the Closing date, the Convertible Note was converted into 8,532,500 shares of common stock.

The effective conversion price, which is the allocated debt fair amount divided by shares at the conversion price, is $0.001 per share and thus the calculated intrinsic value is less than zero. As a result, no beneficial conversion feature was recognized and the unamortized debt discount was zero.

Income per share

Net income per common share information for the three and six months ended June 30, 2011 and 2010 was as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Numerator:
Net income attributable to the Company’s common stockholders	$5,455,160	$4,343,380	$10,973,334	$9,287,592
Denominator:
Weighted average number of shares outstanding, basic and diluted	317,409,000	317,409,000	338,528,116	317,409,000

Net income per common share – basic and diluted	$0.02	$0.01	$0.03	$0.03

According to ASC 805, Business Combinations, the number of common shares outstanding from January 1, 2010 to the Closing Date was computed on the basis of the weighted-average number of common shares of Ailibao International outstanding during the period multiplied by an exchange ratio, pursuant to the Stock Exchange Agreement.

The diluted net income per common share is the same as the basic net income per common share for the three and six months ended June 30, 2011 and 2010 as all potential ordinary shares are anti-dilutive and are therefore excluded from the computation of diluted net income per common share.

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

Contributions to defined contribution retirement plan for the three months ended June 30, 2011 and 2010 were $214,781 and $148,493, respectively, while for the six months ended June 30, 2011 and 2010 amounted to $418,064 and $296,593, respectively.  These contributions are recorded with the associated compensation as components of cost of revenue, selling and distribution expenses, and general and administrative expenses based upon the responsibilities of the related employee.

16.	Related party transactions/balances

Except for the debt conversion as described in note 14 to unaudited condensed consolidated financial statements, we have an amount due to our Chief Financial Officer for $30,000, which is classified under accrued expenses and other payables as of June 30, 2011.  The balance represents advances from the officer which is interest free, unsecured, and has no fixed terms of repayment.

As of June 30, 2011, Ding Baofu, Director of the Company, provided personal guarantee in respect of certain general banking facilities obtained by the Group.

17.	Income taxes

The Company was incorporated in Iowa and is subject to United States of America tax law. It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (“U.S.”). Accordingly, no U.S. corporate income taxes are provided in these financial statements.

Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

The Group derives all of its income in the PRC and is subject to China Corporate Income Tax (“CIT”) at 25%.

The income tax expense is summarized as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Current – the PRC	$1,226,001	$1,491,708	$3,664,850	$3,144,956
Deferred – the PRC	(212,880)	77,130	(420,417)	17,234
Income tax expenses, net	$1,013,121	$1,568,838	$3,244,433	$3,162,190

18.	Statutory surplus reserve

In accordance with the PRC Companies Law, the Company’s PRC subsidiary or VIE is required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve until the surplus reserve balance reaches 50% of the registered capital. The transfer to this reserve must be made before distribution of dividends to shareholders can be made.

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

Segment revenue and results

The following is an analysis of the Group’s revenue and results from operations by reportable segment (unaudited).

	Segment revenue		Segment profit
	Three months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Shoes	$23,425,266	$18,163,717	$7,169,498	$5,648,966

Apparel	5,987,704	4,634,733	1,845,953	1,465,407

Total for operations	$29,412,970	$22,798,450	9,015,451	7,114,373

Interest and other (expense) income			(25,006)	17,562
Operating expenses			(2,462,531)	(1,171,586)
Finance costs			(59,633)	(48,131)

Income before income taxes			6,468,281	5,912,218
Income taxes			(1,013,121)	(1,568,838)

Net income			$5,455,160	$4,343,380

	Segment revenue		Segment profit
	Six months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Shoes	$48,725,231	$38,030,952	$14,884,588	$11,861,559

Apparel	12,109,497	9,537,834	3,594,513	2,957,477

Total for operations	$60,834,728	$47,568,786	18,479,101	14,819,036

Interest and other (expense) income			(20,796)	21,192
Operating expenses			(4,138,528)	(2,312,662)
Finance costs			(102,010)	(77,784)

Income before income taxes			14,217,767	12,449,782
Income taxes			(3,244,433)	(3,162,190)

Net income			$10,973,334	$9,287,592

Revenue reported above represents revenue generated from external customers. There were no inter-segment sales in the period.

Other segment information

	Depreciation and amortization
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Shoes	$22,661	$20,488	$60,032	$56,498
Unallocated	75,865	59,888	134,778	104,117

	$98,526	$80,376	$194,810	$160,615

	Additions to long-lived assets
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Shoes	$-	$-	$115,911	$-
Unallocated	-	-	458	-

	$-	$-	$116,369	$-

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

We sell and ship our products directly to distributors, who supply Ailibao products to retail outlets including street level retail stores, in-mall retail stores, department store sales booths, and mixed sportswear retail stores.  Our products are currently sold in 1,300 retail outlets in 23 provinces, with the highest concentration in Western China.  Over 359 of these retailers carry Ailibao products exclusively and use Ailibao branding in their signage.  While we do not have a contractual relationship with these retailers, we regularly provide store design as well as start-up and merchandising support to such retailers, which we refer to as Ailibao Franchise stores.

Revenue

To facilitate the release of new products, we host sales fairs for our distributors in March, June, and September, so they can review new products and develop their orders.  Most of our orders arise during or shortly after the sales fairs.  20-25% of our orders come as in-season “re-orders”.  Our brand is mainly known for our shoes, which constituted approximately 80%  of our sales both for the 2010 fiscal year and the six months ended June 30, 2011.  We typically sign a 60-month agreement with our distributors.  For most orders we require the payment to be paid within 30 days after delivery. We will assess and extend our credit terms granted to distributors for some reasons as raised by them. In accordance to our contracts with distributors, we need to buy back excess inventory from our distributors subject to a 20-60% discount on the original purchase price upon their request.  We have never been asked to buy back any excess inventory from our distributors, as they have been able to sell their excess inventory using pre-approved seasonal sales fairs. To maintain channel flow and lessen risk of any build-up of outdated products, we encourage distributors to order only what they think they can distribute in a short period. We also request that they clear out their inventory on then pay for the last month’s shipment before we arrange and send a new shipment. We also support and promote the development of new retailers selling our product by providing store design support, merchandising support, and start-up assistance.

The main factors that affect our revenue include the following:

(a)	Size of sales network

We sell our products directly to distributors, who supply their retail network. The current size and future growth of this network is the most critical factor in affecting our total sales.

(b)	Positioning and price

Ailibao is positioned as a value oriented stylish brand versus international brands with broad appeal to mainstream Chinese consumers. The average retail price of our shoes is approximately RMB 189 per pair.  We believe this price point versus international brands is also substantial driver of sales.

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

A key strategy for increasing brand awareness and sales performance has been the development of Ailibao-branded franchise stores, which typically feature modern design and sell our products exclusively.  Our access to capital and ability to contribute start-up subsidies for such stores can influence the size of our retail network and thus our sales levels. The start-up subsidies are charged to expense as incurred.

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

A majority of our shoe production and all of our clothing production are outsourced to contract manufacturers, thus most of our cost of revenue comes from contract prices negotiated with outsource or subcontract manufacturers. We typically negotiate outsource production contracts using per item costs based on overall order quantities. Usually, this subcontracting price is based on our estimation of actual unit production cost.  As compared to our own production, the subcontracting costs of apparel products and shoes in the fiscal year ended December 31, 2010 and the six months ended June 30, 2011 totaled approximately 73.3% and 67.7%, respectively, with per item prices relatively stable. For most outsourced production we typically pay within two or three months of receiving finished product and the contract manufacturer pays the cost of shipping to our warehouse.  The ultimate cost of revenue we experience from outsource production varies with the costs of raw material, labor, and overhead experienced by the contract manufacturers, combined with their own mark-up or profit margin.

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

Income taxes

We are subject to income taxes in accordance with the tax law of the PRC and U.S.

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

In May 2011, FASB issued Accounting Standard Update, or ASU, No. 2011-05, Presentation of Comprehensive Income. This ASU amends the FASB ASC Topic 220 to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Management is currently evaluating the potential impact of ASU No. 2011-05 on the financial statements.

None of the above new pronouncements has current application to the Group, but may be applicable to the Group’s future financial reporting.

Results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenue:

Revenue increased by $6,614,520, or 29.0%, to $29,412,970 for the three month period ended June 30, 2011, from $22,798,450 for the three months ended June 30, 2010. This growth was driven mostly by increases in shoe sales.  Our revenue grew as a result of increases in our retail sales network mainly in Western China, including mainly Cheng Du, Chong Qing, Gui Yang and Xian, which increased their outlets selling our products from June 30, 2010 to June 30, 2011.

Cost of revenue:

Cost of revenue increased by $4,713,442, or 30.1%, from $15,684,077 for the three month period ended June 30, 2010, to $20,397,519 for the three month period ended June 30, 2011.  The percentage increase in cost of revenue was in line with the increase in revenue as mentioned above.  The direct labour cost is increased by 73.8% for the three month period ended June 30, 2011, as compared to the same period in 2010. The costs of revenue from outsource production, on a per item basis, increased in the three month period ended June 30, 2011 as compared with the same period of 2010.

Gross profit:

Gross profit increased by $1,901,078, or 26.7%, from $7,114,373 for the three month period ended June 30, 2010, to $9,015,451 for the three month period ended June 30, 2011.  The increase in gross profit was in line with the increase in revenue for the period. As compared with the three month period ended June 30, 2010, our overall gross profit margin decreased in the three months ended June 30, 2011, from 31.2% to 30.7%.  This decrease was due to higher subcontracting costs for shoes for the three month period ended June 30, 2011, which increased from $39.0 per unit for the three month period ended June 30, 2010 to $45.0 for the three month period ended June 30, 2011. The increase in subcontracting costs was in line with the increase in raw material costs and direct labour costs for three month period ended June 30, 2011.

Operating expenses:

(i)	Selling and distribution expenses

Selling and distribution expenses increased by $965,506, or 212.5%, from $454,427 for the three month period ended June 30, 2010 to $1,419,933 for the three month period ended June 30, 2011.  The increase in selling and distribution expenses for three month period ended June 30, 2011 was attributed to (i) the increase in revenue as mentioned and (ii) the provision of store design support, merchandising support, and start-up assistance to new retailers for selling our products.

(ii)	General and administrative expenses

General and administrative expenses increased by $325,439, or 45.4%, from $717,159 for the three month period ended June 30, 2010 to $1,042,598 for the three month period ended June 30, 2011.  The increase in general and administrative expenses for the three month period ended June 30, 2011 was mainly due to the legal and professional fees for the reverse merger completed on January 21, 2011.

 Income from operations:

Income from operations was $5,942,787 for the three month period ended June 30, 2010, as compared to $6,552,920 for the three month period ended June 30, 2011.  The increase of $610,133, or 10.3%, was primarily the result of increased distributor orders and shipments during the period, which in turn stemmed from the increase in the number of retail outlets carrying Ailibao products.

Interest and other (expense) income, net

Interest and other (expense) income, net mainly comprised proceeds from disposal of scrapped raw materials, which was offset by miscellaneous and non-operational charges including charitable donations.  Interest and other (expense) income, net were about 0.5% and 0.4% of net income for the three month periods ended June 30, 2011 and 2010, respectively, which we consider immaterial.

Finance costs

Finance costs were $48,131 for the three month period ended June 30, 2010, as compared to $59,633 for the three month period ended June 30, 2011.  This amounts to 1.1% of net income for the three month periods ended June 30, 2011 and 2010 respectively, which we consider immaterial.

Income taxes

Provision for income taxes was $1,568,838 for the three month period ended June 30, 2010, as compared to $1,013,121 for the three month period ended June 30, 2011.  The decrease of $555,717 or 35.4%, was mainly attributed to (i) the reversal of over-provision of income tax in the prior period of approximately $424,000 and (ii) the recognition of deferred income tax asset in relation to certain expenses on store design support, merchandising support, and start-up assistance during the three months ended June 30, 2011.

Net income

Net income was $4,343,380 for the three month period ended June 30, 2010, as compared to $5,455,160 for the three month period ended June 30, 2011, an increase of $1,111,780 or 25.6%.  The increase in net income was in line with the increase in our revenue, and its percentage increase in line with the increase in income from operations shown above.

Results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Revenue:

Revenue increased by $13,265,942, or 27.9%, to $60,834,728 for the six month period ended June 30, 2010, from $47,568,786 for the six months ended June 30, 2010. This growth was driven mostly by increases in shoe sales.  Our revenue grew as a result of increases in our retail sales network mainly in Western China, including mainly Cheng Du, Chong Qing, Gui Yang and Xian, which increased their outlets selling our products from June 30, 2010 to June 30, 2011.

Cost of revenue:

Cost of revenue increased by $9,605,877, or 29.3%, from $32,749,750 for the six month period ended June 30, 2010, to $42,355,627 for the six month period ended June 30, 2011.  The percentage increase in cost of revenue was in line with the increase in revenue as mentioned above.  The direct labour cost approximately doubled for the first six months of 2011, as compared to the same period in 2010.  For our own production, the percentage of costs from raw materials rose from 19.3% of total costs for the six months ended June 30, 2010, to 23.7% for the same period in 2011.  This increase was due to slight inflation of raw materials cost as well as certain designs that required more expensive materials.  The costs of revenue from outsource production, on a per item basis, increased in line with the raw material costs as mentioned above in the three month period ended June 30, 2011 as compared with the same period of 2010.

Gross profit:

Gross profit increased by $3,660,065, or 24.7%, from $14,819,036 for the six month period ended June 30, 2010, to $18,479,101 for the six month period ended June 30, 2011.  The increase in gross profit was in line with the increase in revenue for the period. As compared with the six month period ended June 30, 2010, our overall gross profit margin decreased in the six months ended June 30, 2011, from 31.2% to 30.4%.  This decrease was due to higher subcontracting costs for shoes for the six month period ended June 30, 2011, which increased from $39.5 per unit for the six month period ended June 30, 2010 to $43.0 for the six months period ended June 30, 2011. The increase in subcontracting costs was in line with the increase in raw material costs and direct labour costs for six month period ended June 30, 2011.

Operating expenses:

(i)	Selling and distribution expenses

Selling and distribution expenses increased by $1,051,765, or 123.8%, from $849,681 for the six month period ended June 30, 2010 to $1,901,446 for the six month period ended June 30, 2011.  The increase in selling and distribution expenses for six month period ended June 30, 2011 was attributed to (i) the increase in revenue as mentioned and (ii) the provision of store design support, merchandising support, and start-up assistance to new retailers for selling our products.

(ii)	General and administrative expenses

General and administrative expenses increased by $774,101, or 52.9%, from $1,462,981 for the six month period ended June 30, 2010 to $2,237,082 for the six month period ended June 30, 2011.  The increase in general and administrative expenses for the six month period ended June 30, 2011 was mainly due to the legal and professional fees for the reverse merger completed on January 21, 2011.

Income from operations:

Income from operations was $12,506,374 for the six month period ended June 30, 2010, as compared to $14,340,573 for the six month period ended June 30, 2011.  The increase of $1,834,199, or 14.7%, was primarily the result of increased distributor orders and shipments during the period, which in turn stemmed from the increase in the number of retail outlets carrying Ailibao products.

Interest and other (expense) income, net

Interest and other income (expense), net mainly comprised proceeds from disposal of scrapped raw materials, which was offset by miscellaneous and non-operational charges including charitable donations.  Interest and other (expense) income, net were about 0.2% of net income for the six month periods ended June 30, 2011 and 2010 respectively, which we consider immaterial.

Finance costs

Finance costs were $77,784 for the six month period ended June 30, 2010, as compared to $102,010 for the six month period ended June 30, 2011.  These amounts to 0.9% and 0.8% of net income for the six month periods ended June 30, 2011 and 2010, respectively, which we consider immaterial.

Income taxes

Provision for income taxes was $3,162,190 for the six month period ended June 30, 2010, as compared to $3,244,433 for the six month period ended June 30, 2011.  The slight increase of $82,243, or 2.6%, with a 14.7% increase in income from operations was mainly attributed to (i) the reversal of over-provision of income tax in prior period of approximately $424,000 and (ii) the recognition of deferred income tax asset in relation to certain expenses on store design support, merchandising support, and start-up assistance during the six months ended June 30, 2011.

Net income

Net income was $9,287,592 for the six month period ended June 30, 2010, as compared to $10,973,334 for the six month period ended June 30, 2011, an increase of $1,685,742 or 18.2%.  The increase in net income was in line with the increase in our revenue, and its percentage increase in line with the increase in income from operations shown above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, our balance of cash and cash equivalents was $18,426,071, as compared to $13,086,927 as of December 31, 2010. The increase of $5,339,144 or 40.8% was mainly due to increase in revenue and inception of short term bank loans during the period under review. All of the Company’s funds were located in financial institutions located in the PRC.

The following table sets forth a summary of our cash flows for the periods indicated (unaudited):

	Six months ended June 30,
	2011	2010
Net cash provided by operating activities	$3,074,275	$2,986,789
Net cash (used in) provided by investing activities	(374,812)	424,997
Net cash provided by financing activities	2,011,380	571,395
Effect of exchange rate changes on cash and cash equivalents	628,301	184,533
Net increase in cash and cash equivalents	5,339,144	4,167,714
Cash and cash equivalents, beginning of period	13,086,927	627,964
Cash and cash equivalents, end of period	$18,426,071	$4,795,678

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 was $3,074,275, as compared with $2,986,789 for the corresponding prior period. The increase was mainly attributable to the increase in repayments by account receivables during the six months ended June 30, 2011.

Investing Activities

Net cash outflow in investing activities for the six months ended June 30, 2011 was $374,812, as compared with net cash provided by investing activities of $424,997 for the corresponding prior period. The increase was mainly attributable to our purchases of machinery during the six months ended June 30, 2011.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $2,011,380, as compared with $571,395 for the corresponding prior period. The increase was mainly attributable to the inception of short term bank loans of approximately $3.5 million during the six months ended June 30, 2011.

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

Off-Balance Sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The ineffectiveness of the Company’s disclosure controls and procedures during this period was primarily due to the material weaknesses in our internal control over financial reporting which directly impacted our ability to effectively implement our disclosure controls and procedures. The following material weaknesses in our internal control over financial reporting existed as of June 30, 2011:

(1)     Lack of an independent audit committee. Although we had an audit committee as of June 30, 2011, it was not comprised solely of independent directors.

(2)     Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who were responsible for bookkeeping functions as of June 30, 2011 prevented us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the ultimate identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

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

Our management is currently seeking for and plans to appoint qualified personnel as soon as possible to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended June 30, 2011, such as to contain a material misstatement.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN SMOOTH WAVE VENTURES, INC.

Date: August 22, 2011	By:	/s/ Baofu Ding
Baofu Ding, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 22, 2011	By:	/s/ Wing Sang Lo
Wing Sang Lo, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.