Form 10-Q/A
period 2011-06-30
American Smooth Wave Ventures, Inc.
filed 2011-08-25
CIK 1441649

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 001-34715

AMERICAN SMOOTH WAVE VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Iowa	26-3036101
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of August 24, 2011, there were 341,300,000 shares of common stock of the issuer outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to American Smooth Wave Ventures Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 22, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6.	Exhibits

Exhibits:
(b)   Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101
The following financial statements from American Smooth Wave Ventures, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

(1) Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 22, 2011.

*
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SMOOTH WAVE VENTURES, INC.

Date: August 25, 2011	By:	/s/ Baofu Ding
Baofu Ding, Chief Executive Officer and President (Principal Executive Officer)

Date: August 25, 2011	By:	/s/ Wing Sang Lo
Wing Sang Lo, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101
The following financial statements from American Smooth Wave Ventures, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

(1) Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 22, 2011.

*
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.